Form 10-Q
STEVES HOMEMADE ICE CREAM INC
filed 1995-05-22
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995.
                               --------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to                   \
                               -----------  -------------------

Commission file number 0 - 15942

                        Steve's Homemade Ice Cream, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   11-2778439
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                  4175 Veterans Highway, Ronkonkoma, NY 11779
              ---------------------------------------------------
              (Address of principal executive offices - Zip code)


     Registrant's telephone number, including area code: 516-737-9700

     -------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changes since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed be section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X   No
                                       ------   ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                                     Yes      No
                                        ------  ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 12, 1995.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 9,953,288
                                                           ---------
                                                                               1

                        STEVE'S HOMEMADE ICE CREAM, INC.

                                   Form 10-Q

                                 April 1, 1995


                               TABLE OF CONTENTS

Part I. - Financial Information

                              Item 1.      Financial statements

                                           Condensed Consolidated Balance Sheets                   3

                                           Condensed Consolidated Statements of
                                            Operations                                             5

                                           Condensed Consolidated Statement of
                                            Stockholders' Equity                                   6

                                           Condensed Consolidated Statements of
                                            Cash Flows                                             7

                                           Notes to Condensed Consolidated
                                            Financial Statements                                   9

                              Item 2.      Management's Discussion and Analysis
                                            of Financial Condition and Results
                                            of Operations                                          11

Part II. - Other Information

                              Item 6.      Exhibits and Reports on Form 8-K                        12

                                           Signature                                               13

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                        STEVE'S HOMEMADE ICE CREAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 April 1,               December 31,
                                                                                  1995                      1994
--------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                                       (In thousands)
Assets

Current Assets:
     Cash and cash equivalents                                                    $2,268                $  3,860
     Receivables                                                                   3,890                   3,258
     Receivables - affiliates                                                        783                     515
     Inventories                                                                     970                     987
     Prepaid expenses                                                              1,145                     446

--------------------------------------------------------------------------------------------------------------------

     Total Current Assets                                                          9,056                   9,066

Improvements and equipment,
     at cost, - net of accumulated
     depreciation and amortization                                                 1,051                   1,102

Other assets:
     Intangible assets, at
      cost - net of accumulated
      amortization of $3,588,000
      and $3,419,000                                                               9,078                   9,247
     Investment in Heidi's                                                         1,356                   1,356
     Other                                                                           413                     449
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $20,954                 $21,220
=====================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                 April 1,        December 31,
                                                                                  1995              1994
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                     (In thousands)
Liabilities and Stockholders' Equity

Current Liabilities:
     Current maturities of long-term debt                                      $     152           $    253
     Trade accounts payable                                                        3,644              4,026
     Income taxes payable                                                            357                527
     Payable - affiliates                                                            580                307
     Other accrued liabilities                                                     1,812              1,688
     Liability for lease terminations                                                110                110
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                          6,655              6,911

Long-term debt, net of current maturities                                          1,352              1,339

Liability for lease terminations,
     net of current portion                                                          270                318
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                  8,277              8,568
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                                    206                198
-------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:
     Class A common stock, $.01 par
      value 20,000,000 shares authorized;
      12,107,903 shares issued                                                       121                121
     Paid-in capital                                                               8,169              8,168
     Retained earnings                                                             5,846              5,830
     Treasury stock, at cost 2,154,615 shares                                     (1,665)            (1,665)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        12,471             12,454
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $20,954            $21,220
===================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     Thirteen Weeks Ended
                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                            April 1,                    April 2,
                                                                              1995                       1994
-------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands, except
                                                                                       per share amount)
Revenues:
  Net sales                                                                 $4,631                      $4,429
  Store operations                                                             950                       1,186
  Franchise revenue                                                            385                         604
  Other                                                                         55                          72
-------------------------------------------------------------------------------------------------------------------

                                                                             6,021                       6,291

-------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                         2,839                       2,823
  Store operations                                                             905                       1,004
  Selling, general and administrative expenses                               2,205                       1,961
  Interest                                                                      39                          30
-------------------------------------------------------------------------------------------------------------------

                                                                             5,988                       5,818

-------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                   33                         473

Taxes on income                                                                 17                         243
-------------------------------------------------------------------------------------------------------------------

Net income                                                                     $16                        $230
===================================================================================================================

Earnings per common share                                                      nil                        $.02
===================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,235                      12,161
===================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 1995


                                                   Common Stock
                                                               Par     Paid-in    Retained   Treasury
                                                 Shares       Value    Capital    Earnings      Stock       Total
-------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited
                                                  (In thousands)
Balance, December 31, 1994                       12,106        $121     $8,168      $5,830    $(1,665)    $12,454

Exercise of 1,800 shares employee
 stock option for Class Common Stock                  2                      1                                  1

Net income for the
 thirteen weeks ended
 April 1, 1995                                                                          16                     16
-------------------------------------------------------------------------------------------------------------------

Balance, April 1, 1995                           12,108        $121     $8,169      $5,846    $(1,665)    $12,471
===================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                                                            April 1,                      April 2,
                                                                              1995                         1994
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                       (In thousands)
Cash Flows from Operating Activities
  Net income                                                                   $16                           $230

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Depreciation and amortization                                            220                            224
      Provision for doubtful accounts                                           50                             75
      Minority interest in net income of subsidiary                              8                              7

  Increase (decrease) in cash flows from changes in operating assets and liabilities:
      Receivables                                                             (682)                        (1,228)
      Receivables - affiliates                                                (268)
      Inventories                                                               17                              4
      Prepaid expenses and other                                              (699)                           (84)
      Other assets                                                              36                           (107)
      Trade accounts payable and accrued liabilities                          (476)                           283
      Payables - affiliates                                                    273                            111
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (1,505)                          (485)
-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

                                                                                       Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                                                         April 1,                      April 2,
                                                                           1995                         1994
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                       (In thousands)
Cash Flows from Investing Activities:

  Capital expenditures                                                                                      $(133)

-------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                                                      (133)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:

  Principal payments on long-term debt                                      $  (88)                          (103)

  Exercise of stock options by employee                                          1
-------------------------------------------------------------------------------------------------------------------

  Net cash used in financing activities                                        (87)                          (103)
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                     (1,592)                          (721)

Cash and cash equivalents, beginning of period                               3,860                          2,708
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                    $2,268                         $1,987
===================================================================================================================

          See accompanying notes to Condensed Consolidated Financial Statements.

                        STEVE'S HOMEMADE ICE CREAM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1        ORGANIZATION BUSINESS AND BASIS OF PRESENTATION

              The Company was incorporated in September 1985 and commenced operations on December 23, 1985. In August 1988, the Company completed the acquisition of Swensen's Inc. (Swensen's) and it's wholly-owned subsidiaries. In August 1990, the Company acquired a sixty percent interest in American Glace, Inc.

              The Company markets, distributes and sells a variety of branded frozen dessert products to supermarkets, grocery stores, gourmet shops, delicatessens and convenience stores. The Company currently franchises ice cream parlors, dip shoppes and family style restaurants throughout the United States and certain foreign countries.

              The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries except Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's"). All material intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Heidi's is stated at cost. On April 9, 1993, Heidi's and its subsidiary filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court to reorganize Heidi's.

              The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain 1994 balances were reclassified to conform to 1995 presentation. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1994.

              The results of operations for the thirteen weeks ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

                        STEVE'S HOMEMADE ICE CREAM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      LONG-TERM DEBT

              Under a revolving credit facility entered into December 1994, the Company can borrow up to $7,500,000 through December 31, 1997. As of April 1, 1995 , the Company borrowed $325,000. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%, which approximated 9.0% at April 1, 1995. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment.


NOTE 3        EARNINGS PER COMMON SHARE

              Earnings per share of common stock for the thirteen weeks ended April 1, 1995 and April 2, 1994 was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 281,000 and 210,000 common equivalent shares were included in the weighted average number shares for the thirteen weeks ended April 1, 1995 and April 2, 1994, respectively. The common stock equivalent shares result from shares issuable upon the exercise of warrants or options under the treasury stock method.

ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


              Thirteen weeks ended April 1, 1995 vs. thirteen weeks ended April 2, 1994.

              Total revenue for the thirteen weeks ended April 1, 1995 decreased to $6,021,000 from $6,291,000 for the thirteen weeks ended April 2, 1994. The decrease in revenues was primarily due to the decrease in revenue from store operations of $236,000 attributable to the fact that two less company stores were operating during most of the thirteen weeks ended April 1, 1995 as compared to the thirteen weeks ended April 2, 1994, the decrease in franchise revenue which reflects fewer new franchise stores opened and the decline in the number of franchise stores operating during the thirteen weeks ended April 1, 1995 as compared to the same period in 1994, the decrease in revenues from bulk ice cream sales due to the expiration in late 1994 of the agreement with D'Angelo's regarding bulk products, partially offset by the increase in prepackaged frozen dessert sales which increased to $3,232,000 for the thirteen weeks ended April 1, 1995 from $2,651,000 for the thirteen weeks ended April 2, 1994.

              The following tables sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended April 1, 1995 and April 2, 1994, respectively.

                                                        Thirteen Weeks Ended
              -----------------------------------------------------------------

                                                       April 1,        April 2,
                                                        1995             1994
              -----------------------------------------------------------------

              Prepackaged Frozen Dessert Sales       $3,232,000      $2,651,000
              Bulk Frozen Dessert Sales               1,203,000       1,511,000
              Other sales                               196,000         267,000
              -----------------------------------------------------------------

              Total sales                            $4,631,000      $4,429,000
              =================================================================

              The Company's sales of bulk and prepackaged frozen desserts comprised 74% of the total revenues for the thirteen weeks ended April 1, 1995 as compared to 68% of the total revenues for the thirteen weeks ended April 2, 1994.


              The gross profit percentage increased to 38% for the thirteen weeks ended April 1, 1995 as compared to 36% for the thirteen weeks ended April 2, 1994. The increase is due primarily to the increased sales of higher margin products in 1995 as compared to 1994.

              Selling, general and administrative expenses increased to $2,205,000 for the thirteen weeks ended April 1, 1995 as compared to $1,961,000 for the thirteen weeks ended April 2, 1994. This increase is primarily attributable to the increase product support and selling expenses including product introductory expenses incurred in the thirteen weeks ended April 1, 1995 in excess of such expenses or the thirteen weeks ended April 2, 1994.

              Net income for the thirteen weeks ended April 1, 1995 was $16,000 as compared to $230,000 for the thirteen weeks ended April 2, 1994. The decrease is attributable to the decrease in franchise revenue and store profits plus the increase in product support and selling expenses which were partially offset by the increase in gross profit dollars for the thirteen weeks ended April 1, 1995 as compared to the same period in 1994. The Company anticipates increased spending in 1995 for product introductory expenses in an effort to increase revenues and market share, which may have an adverse short-term effect on net income.


              Liquidity and Capital Resources

              Net cash used in operations was $1,505,000 for the thirteen weeks ended April 1, 1995 as compared to net cash used in operations of $485,000 for the thirteen weeks ended April 2, 1994. This increase is a result of the increase in product introductory expense in 1995.

              Working capital on April 1, 1995 was $2,401,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations and the additional funds to support the Company's growth for the current fiscal year.

PART II.      OTHER INFORMATION

              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              No reports on Form 8-K were filed by the registrant during the thirteen weeks ended April 1, 1995.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 19, 1995                             STEVE'S HOMEMADE ICE CREAM, INC.
------------------                             --------------------------------




                                               By: /s/ Gary P. Stevens
                                                   ----------------------------
                                                   Gary P. Stevens, President
                                                   and Chief Financial and
                                                   Accounting Officer