Form 10-Q
period 1995-07-01
INTEGRATED BRANDS INC
filed 1995-08-21
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 1995.
                               ------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from_____________ to ___________

Commission file number 0 - 15942

                             INTEGRATED BRANDS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New Jersey
             ------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   11-2778439
             ------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                  4175 Veterans Highway, Ronkonkoma, NY 11779
             ------------------------------------------------------
              (Address of principal executive offices - Zip code)

     Registrant's telephone number, including area code: 516 - 737 - 9700

     ------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changes
     since last report.    Steve's Homemade Ice Cream, Inc.

     Indicate by check whether the registrant (1) has filed all reports required to be filed be section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

                                    Yes  X  No
                                        ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 11, 1995.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 9,953,288

                             INTEGRATED BRANDS INC.

                                   Form 10-Q

                                  July 1, 1995

                               TABLE OF CONTENTS

Part I. - Financial Information

     Item 1.      Financial statements

                  Condensed Consolidated Balance Sheets                     3

                  Condensed Consolidated Statements of
                    Operations                                              5

                  Condensed Consolidated Statement of
                    Stockholders' Equity                                    7

                 Condensed Consolidated Statements of
                    Cash Flows                                              8

                  Notes to Condensed Consolidated
                    Financial Statements                                   10

     Item 2.      Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                           14

Part II. - Other Information

     Item 6.      Exhibits and Reports on Form 8-K                         14

                  Signature                                                15

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                July 1,          December 31,
                                                                                1995               1994

-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                                       (In thousands)

Assets

Current Assets:
     Cash and cash equivalents                                                    $2,423                $  3,860
     Receivables                                                                   8,211                   3,258
     Receivables - affiliates                                                      1,747                     515
     Inventories                                                                   1,004                     987
     Prepaid expenses                                                              2,202                     446
-------------------------------------------------------------------------------------------------------------------

     Total Current Assets                                                         15,587                   9,066


Improvements and equipment,
     at cost, - net of accumulated
     depreciation and amortization                                                 1,025                   1,102

Other assets:
     Intangible assets, at
      cost - net of accumulated
      amortization of $3,718,000
      and $3,419,000                                                               8,431                   9,247
     Investment in Heidi's                                                         1,356                   1,356
     Other                                                                           417                     449
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $26,816                 $21,220
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)

                                                                                 July 1,         December 31,
                                                                                  1995               1994

-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                     (In thousands)

Liabilities and Stockholders' Equity

Current Liabilities:

     Current maturities of long-term debt                                      $     165           $    253
     Trade accounts payable                                                        8,229              4,026
     Income taxes payable                                                            965                527
     Payable - affiliates                                                            561                307
     Accrued marketing expenses                                                    1,039                882
     Other accrued liabilities                                                     1,077                806
     Liability for lease terminations                                                110                110
-------------------------------------------------------------------------------------------------------------------


Total Current Liabilities                                                         12,146              6,911

Long-term debt, net of current maturities                                            882              1,339

Liability for lease terminations,
     net of current portion                                                          241                318
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 13,269              8,568
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                                    207                198
-------------------------------------------------------------------------------------------------------------------


Commitments and contingencies

Stockholders' equity:
     Class A common stock, $.01 par
      value 20,000,000 shares authorized;
      12,107,903 shares issued                                                       121                121
     Paid-in capital                                                               8,169              8,168
     Retained earnings                                                             6,715              5,830
     Treasury stock, at cost 2,154,615 shares                                     (1,665)            (1,665)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        13,340             12,454
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $26,816            $21,220
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                     Thirteen Weeks Ended
                                                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                             July 1,                     July 2,
                                                                              1995                        1994
-------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands, except
                                                                                       per share amount)

Revenues:
  Net sales                                                                $11,210                      $9,601
  Store operations                                                             982                       1,276
  Franchise revenue                                                            529                         489
  Other                                                                         60                          17
-------------------------------------------------------------------------------------------------------------------

                                                                            12,781                      11,383

-------------------------------------------------------------------------------------------------------------------


Operating costs and expenses:

  Cost of goods sold                                                         6,752                       5,431
  Store operations                                                             893                       1,136
  Selling, general and administrative expenses                               3,557                       3,258
  Interest                                                                       6                          40
-------------------------------------------------------------------------------------------------------------------
                                                                            11,208                       9,865

-------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                1,573                       1,518

Taxes on income                                                                704                         699
-------------------------------------------------------------------------------------------------------------------

Net income                                                                    $869                        $819
===================================================================================================================

Earnings per common share                                                     $.09                        $.07
===================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,213                      12,120
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Twenty-Six weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                                                             July 1,                     July 2,
                                                                              1995                       1994

-------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands, except
                                                                                       per share amount)
Revenues:

  Net sales                                                                $15,841                     $14,267
  Store operations                                                           1,932                       2,462
  Franchise revenue                                                            914                       1,093
  Other                                                                        115                          89
-------------------------------------------------------------------------------------------------------------------

                                                                            18,802                      17,911

-------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                         9,591                       8,491
  Store operations                                                           1,798                       2,140
  Selling, general and administrative expenses                               5,762                       5,219
  Interest                                                                      45                          70
-------------------------------------------------------------------------------------------------------------------
                                                                            17,196                      15,920

-------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                1,606                       1,991

Taxes on income                                                                721                         942
-------------------------------------------------------------------------------------------------------------------


Net income                                                                    $885                      $1,049
===================================================================================================================

Earnings per common share                                                     $.09                        $.09
===================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,225                      12,141
===================================================================================================================



     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 1995



                                                   Common Stock                           Treasury Stock
                                                   ------------                           --------------
                                                      Par     Paid-in      Retained
                                       Shares        Value    Capital      Earnings     Shares      Amount      Total
-----------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited
                                                                     (In thousands)

Balance, December 31,
 1994                                   12,106        $121     $8,168     $5,830        2,155     $(1,665)     $12,454

Exercise of 1,800 shares
 employee stock option
 for Class A Common Stock                    2                      1                                                1

Net income for the
 twenty-six weeks ended
 July 1, 1995                                                                885                                   885
-----------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1995                   12,108        $121     $8,169     $6,715        2,155     $(1,665)     $13,340
=======================================================================================================================



     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Twenty-six Weeks Ended
-------------------------------------------------------------------------------------------------------------------

                                                                          July 1,                       July 2,
                                                                           1995                         1994

-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
                                                                                       (In thousands)

Cash Flows from Operating Activities

  Net income                                                                  $885                         $1,049

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Depreciation and amortization                                            440                            444
      Provision for doubtful accounts                                          187                            450
      Minority interest in net income of subsidiary                              9                             14

  Increase (decrease) in cash flows
    from changes in operating assets and
    liabilities:
      Receivables                                                           (5,140)                        (2,908)
      Receivables - affiliates                                              (1,232)                          (518)
      Inventories                                                              (17)                          (125)
      Prepaid expenses and other                                            (1,756)                          (557)
      Other assets                                                              32                            261
      Trade accounts payable and accrued liabilities                         5,075                          3,128
      Payables - affiliates                                                    254                            340
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                         (1,263)                         1,578
-------------------------------------------------------------------------------------------------------------------





     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)


                                                                                  Twenty-Six Weeks Ended
-------------------------------------------------------------------------------------------------------------------

                                                                          July 1,                       July 2,
                                                                           1995                         1994

-------------------------------------------------------------------------------------------------------------------

                                                                                        (Unaudited)
                                                                                       (In thousands)

Cash Flows from Investing Activities:

  Capital expenditures                                                    $    (39)                       $  (306)
-------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                        (39)                          (306)
-------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities:

  (257)ipal payments on long-term debt                                    $   (136)                          (257)

  Exercise of stock options by employee                                          1
------------------------------------------------------------------------------------------------------------------

  Net cash used in financing activities                                       (135)                          (257)
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                     (1,437)                         1,015

Cash and cash equivalents, beginning of period                               3,860                          2,708
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $2,423                         $3,723
===================================================================================================================

Non-cash investing activities:

During the second quarter ended July 2, 1994, the Company acquired certain assets of DCA Food Industries Inc. for a total consideration of $578,000, as adjusted, which is payable through the year 2000.

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION BUSINESS AND BASIS OF PRESENTATION

         The Company was incorporated in September 1985 and commenced operations on December 23, 1985 as Steve's Homemade Ice Cream, Inc. In July 1995, the Company changed its name to INTEGRATED BRANDS INC. to more appropriately reflect the family of consumer brands and the breadth of the Company's business. In August 1988, the Company completed the acquisition of Swensen's Inc. (Swensen's) and it's wholly-owned subsidiaries. In August 1990, the Company acquired a sixty percent interest in American Glace, Inc.

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

         The results of operations for the twenty-six weeks ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LONG-TERM DEBT

         Under a revolving credit facility entered into December 1994, the Company can borrow up to $7,500,000 through December 31, 1997. As of July 1, 1995 , the Company borrowed $325,000. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%, which approximated 9.5% at July 1, 1995. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment.

NOTE 3 - EARNINGS PER COMMON SHARE

         Earnings per share of common stock was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 272,000 and 169,000 common equivalent shares were included in the weighted average number shares for the twenty-six weeks ended July 1, 1995 and July 2, 1994, respectively. The common stock equivalent shares result from shares issuable upon the exercise of warrants or options under the treasury stock method.

NOTE 4 - SUBSEQUENT EVENT

         On August 16, 1995, the Company purchased General Mills Colombo hard pack prepackaged frozen dessert business. The Company also entered into twenty year exclusive license agreements for the United States and Canada for the use of the Colombo, Trix, Count Chocula and Lucky Charms tradenames and fifteen years for the Betty Crocker trademark for frozen products containing ice cream or frozen yogurt for prepackaged goods of all sizes, prepackaged novelties such as pops, bars and sandwiches and prepackaged frozen dessert specialties such as ice cream cakes, pies and brownie sundaes. Each agreement is renewable for an additional five years. General Mills will continue to market and distribute Colombo Shoppe Style Frozen Yogurt to its food service customers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Thirteen weeks ended July 1, 1995 vs. thirteen weeks ended July 2, 1994.

         Total revenues for the thirteen weeks ended July 1, 1995 increased to $12,781,000 from $11,383,000 for the thirteen weeks ended July 2, 1994. Prepackaged frozen dessert sales for the thirteen weeks ended July 1, 1995 increased to $8,984,000 from $7,150,000 for the thirteen weeks ended July 2, 1994. The increase in revenues and in prepackaged frozen dessert sales was due primarily to the increase of new product authorizations in retail outlets and an increase in sales promotions. Revenue from store operations decreased as a result of the closing of a Company owned store.

         The following tables sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended July 1, 1995 and July 2, 1994, respectively.

                                                       Thirteen Weeks Ended
         -----------------------------------------------------------------------

                                                July 1,               July 2,
                                                 1995                  1994
         -----------------------------------------------------------------------


         Prepackaged Frozen Dessert Sales      $8,984,000           $7,150,000
         Bulk Frozen Dessert Sales              1,857,000            2,188,000
         Other sales                              369,000              263,000
         -----------------------------------------------------------------------

         Total sales                          $11,210,000           $9,601,000
         -----------------------------------------------------------------------

         The Company's sales of prepackaged and bulk frozen desserts comprised 85% of the total revenues for the thirteen weeks ended July 1, 1995 and 82% for the thirteen weeks ended July 2, 1994.

         The gross profit percentage decreased to 40% for the thirteen weeks ended July 1, 1995 as compared to 43% for the thirteen weeks ended July 2, 1994. The decrease is primarily due to an increase in sales promotions.

         Selling, general and administrative expenses increased to $3,557,000 for the thirteen weeks ended July 1, 1995 from $3,258,000 for the thirteen weeks ended July 2, 1994. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during the second quarter of 1995 in excess of such expenses for the second quarter of 1994.

         Net income for the thirteen weeks ended July 1, 1995 was $869,000 as compared to $819,000 for the thirteen weeks ended July 2, 1994.

         Twenty-six weeks ended July 1, 1995 vs. twenty-six weeks ended July 2, 1994.

         Total revenues for the twenty-six weeks ended July 1, 1995 increased to $18,802,000 from $17,911,000 for the twenty-six weeks ended July 2, 1994. Prepackaged frozen dessert sales increased to $12,216,000 for the twenty-six weeks ended July 1, 1995 from $9,801,000 for the twenty-six weeks ended July 2, 1994. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorization in retail outlets and an increase in sales promotions. Revenue from store operations decreased as a result of the closing of a Company owned store.

         The following tables sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the twenty-six weeks ended July 1, 1995 and July 2, 1994, respectively.

                                                Twenty-Six Weeks Ended
         -----------------------------------------------------------------------

                                                 July 1,              July 2,
                                                  1995                 1994
         -----------------------------------------------------------------------
         Prepackaged Frozen Dessert Sales      $12,216,000          $ 9,801,000
         Bulk Frozen Dessert Sales               3,060,000            3,699,000
         Other sales                               565,000              767,000
         -----------------------------------------------------------------------

         Total sales                           $15,841,000          $14,267,000
         -----------------------------------------------------------------------


         The Company's sales of prepackaged and bulk frozen desserts comprised 81% of the total revenues for the twenty-six weeks ended July 1, 1995 and 75% for the twenty-six weeks ended July 2, 1994.

         The gross profit percentage decreased to 39% for the twenty-six weeks ended July 1, 1995 as compared to 40% for the twenty-six weeks ended July 2, 1994. The decrease is due primarily to an increase in sales promotions during the second quarter of 1995 over the second quarter of 1994.

         Selling, general and administrative expenses increased to $5,762,000 for the twenty-six weeks ended July 1, 1995 as compared to $5,219,000 for the twenty-six weeks ended July 2, 1994. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during the second quarter of 1995 in excess of such expenses for the second quarter of 1994.

         Net income for the twenty-six weeks ended July 1, 1995 was $885,000 as compared to $1,049,000 for the twenty-six weeks ended July 2, 1994. The decrease was primarily attributable to the increase in product support and selling expenses offset in part by the increased gross profit dollars as a result of those expenditures.

         Liquidity and Capital Resources

         Net cash used in operations was $1,263,000 for the twenty-six weeks ended July 1, 1995 as compared to net cash provided by operations of $1,578,000 for the twenty-six weeks ended July 2, 1994.

         Working capital on July 1, 1995 was $3,441,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the thirteen weeks ended July 1, 1995.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 1995                  INTEGRATED BRANDS INC.
---------------------                  ----------------------




                                        By: /s/
                                           --------------------------
                                           Gary P. Stevens, President
                                           and Chief Financial and
                                           Accounting Officer