Form 10-Q
period 1995-09-30
INTEGRATED BRANDS INC
filed 1995-11-20
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995.
                               -------------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to              \
                               ------------   ------------

Commission file number 0 - 15942

                             INTEGRATED BRANDS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New Jersey
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   11-2778439
                      ------------------------------------
                      (I.R.S. Employer Identification No.)

                   4175 Veterans Highway, Ronkonkoma, NY 11779
               --------------------------------------------------
               (Address of principal executive offices - Zip code)

      Registrant's telephone number, including area code: 516 - 737 - 9700

-------------------------------------------------------------------------------

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

                                    Yes       No
                                       ------   ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 10, 1995.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 9,953,288
                                                           ---------

                             INTEGRATED BANDS INC.

                                   Form 10-Q

                               September 30, 1995

                               TABLE OF CONTENTS


Part I. - Financial Information

          Item 1.      Financial statements
                       Condensed Consolidated Balance Sheets             3

                       Condensed Consolidated Statements of
                        Operations                                       5

                       Condensed Consolidated Statement of
                        Stockholders' Equity                             7

                       Condensed Consolidated Statements of
                        Cash Flows                                       8

                        Notes to Condensed Consolidated
                         Financial Statements                           10

          Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                                   12

Part II. - Other Informatio

          Item 6.      Exhibits and Reports on Form 8-K                 14

                       Signature                                        15

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,         December 31,
                                                  1995                 1994
-------------------------------------------------------------------------------
                                               (Unaudited)
                                                        (In thousands)
Assets

Current Assets:
     Cash and cash equivalents                 $2,105                $  3,860
     Receivables                                8,222                   3,258
     Receivables - affiliates                   1,470                     515
     Inventories                                1,286                     987
     Prepaid expenses                           1,412                     446
-------------------------------------------------------------------------------

     Total Current Assets                      14,495                   9,066

Improvements and equipment,
     at cost, - net of accumulated
     depreciation and amortization              1,045                   1,102

Other assets:
     Intangible assets, at
      cost - net of accumulated
      amortization of $3,888,000
      and $3,419,000                           12,643                   9,247
     Investment in Heidi's                      1,356                   1,356
     Other                                        407                     449
-------------------------------------------------------------------------------

Total assets                                  $29,946                 $21,220
===============================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              September 30,         December 31,
                                                  1995                 1994
-------------------------------------------------------------------------------
                                               (Unaudited)
                                                          (In thousands)

Liabilities and Stockholders' Equity

Current Liabilities:
     Current maturities of long-term debt   $     156                $    253
     Trade accounts payable                     7,089                   4,026
     Income taxes payable                         817                     527
     Payable - affiliates                         919                     307
     Accrued liabilities                        1,595                   1,688
     Liability for lease terminations             110                     110
-------------------------------------------------------------------------------

Total Current Liabilities                      10,686                   6,911

Long-term debt, net of current maturities       5,318                   1,339

Liability for lease terminations,
     net of current portion                       255                     318
-------------------------------------------------------------------------------

Total liabilities                              16,259                   8,568
-------------------------------------------------------------------------------

Minority interest                                 216                     198
-------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Class A common stock, $.01 par
      value 20,000,000 shares authorized;
      12,107,903 shares issued                    121                     121
     Paid-in capital                            8,169                   8,168
     Retained earnings                          6,846                   5,830
     Treasury stock, at cost 2,154,615 shares  (1,665)                 (1,665)
-------------------------------------------------------------------------------

Total stockholders' equity                     13,471                  12,454
-------------------------------------------------------------------------------

Total liabilities and stockholders' equity    $29,946                  $21,220
===============================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Thirteen Weeks Ended
-------------------------------------------------------------------------------

                                            September 30,            October 1,
                                               1995                     1994
-------------------------------------------------------------------------------
                                                      (Unaudited)
                                                  (In thousands, except
                                                     per share amount)

Revenues:
  Net sales                                   $10,429                  $8,044
  Store operations                                900                   1,242
  Franchise revenue                               521                     541
  Other                                            58                      47
-------------------------------------------------------------------------------
                                               11,908                   9,874
-------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                            7,012                   5,251
  Store operations                                872                   1,122
  Selling, general and administrative
    expenses                                    3,724                   2,635
  Interest                                         83                      49
-------------------------------------------------------------------------------
                                               11,691                   9,057

-------------------------------------------------------------------------------

Income before taxes on income                     217                     817

Taxes on income                                    86                     457
-------------------------------------------------------------------------------

Net income                                       $131                    $360
===============================================================================

Earnings per common share                        $.01                    $.03
===============================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                  10,250                   11,449
===============================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                                     Thirty-Nine weeks Ended
-------------------------------------------------------------------------------
                                            September 30,           October 1,
                                                1995                  1994
-------------------------------------------------------------------------------
                                                     (Unaudited)
                                                 (In thousands, except
                                                    per share amount)
Revenues:
  Net sales                                   $26,270                 $22,311
  Store operations                              2,832                   3,704
  Franchise revenue                             1,435                   1,634
  Other                                           173                     136
-------------------------------------------------------------------------------
                                               30,710                  27,785

-------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                           16,603                  13,742
  Store operations                              2,670                   3,262
  Selling, general and administrative
     expenses                                   9,486                   7,854
  Interest                                        128                     119
-------------------------------------------------------------------------------
                                               28,887                  24,977

-------------------------------------------------------------------------------

Income before taxes on income                   1,823                   2,808

Taxes on income                                   807                   1,399
-------------------------------------------------------------------------------

Net income                                     $1,016                   $1,409
===============================================================================

Earnings per common share                        $.10                     $.12
===============================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                  10,233                   11,911
===============================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995



                                                   Common Stock                           Treasury Stock
                                                   ------------                           --------------
                                                    Par      Paid-in      Retained
                                       Shares      Value     Capital      Earnings     Shares      Amount   Total
-------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
                                                                      (In thousands)
Balance, December 31, 1994             12,106      $121      $8,168       $5,830        2,155     $(1,665)  $12,454

Exercise of 1,800 shares
 employee stock option
 for Class A Common Stock
 (unaudited)                                2                     1                                               1

Net income for the
 thirty-nine weeks ended
 September 30, 1995 (unaudited)                                            1,016                              1,016
-------------------------------------------------------------------------------------------------------------------


Balance, September 30, 1995            12,108       $121     $8,169       $6,846       2,155      $(1,665)  $13,471
-------------------------------------------------------------------------------------------------------------------

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                    Thirty-Nine Weeks Ended
-------------------------------------------------------------------------------
                                                    September 30,    October 1,
                                                      1995             1994
-------------------------------------------------------------------------------
                                                            (Unaudited)
                                                           (In thousands)

Cash Flows from Operating Activities
  Net income                                           $1,016         $1,409

  Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization                       871           680
      Provision for doubtful accounts                     239           495
      Minority interest in net income of subsidiary        18            16

  Increase (decrease) in cash flows from changes
    in operating assets and liabilities:
      Receivables                                      (5,203)        (1,027)
      Receivables - affiliates                           (955)          (699)
      Inventories                                        (299)           (55)
      Prepaid expenses                                   (966)          (228)
      Other assets                                         42             85
      Trade accounts payable and accrued liabilities    3,197          2,251
      Payables - affiliates                               612            290
-------------------------------------------------------------------------------

Net cash provided by (used in) operating activities    (1,428)         3,217
-------------------------------------------------------------------------------


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                    Thirty-Nine Weeks Ended
-------------------------------------------------------------------------------
                                                    September 30,    October 1,
                                                      1995             1994
-------------------------------------------------------------------------------
                                                            (Unaudited)
                                                           (In thousands)

Cash Flows from Investing Activities:

  Acquisition of long term license agreements         $(4,500)
  Capital expenditures                                   (119)       $  (390)
-------------------------------------------------------------------------------

  Net cash used in investing activities                (4,619)        $ (390)
-------------------------------------------------------------------------------

Cash Flows from Financing Activities:

  Proceeds from long term debt                          4,500
  Principal payments on long-term debt                   (209)          (830)
  Purchase of treasury stock                               --         (1,451)
  Exercise of stock options by employee                     1             --
-------------------------------------------------------------------------------

  Net cash provided by (used in) financing activities   4,292          (2,281)
-------------------------------------------------------------------------------

Net change in cash and cash equivalents                (1,755)            546

Cash and cash equivalents, beginning of period          3,860           2,708
-------------------------------------------------------------------------------

Cash and cash equivalents, end of period               $2,105          $3,254
===============================================================================

Non-cash investing activities:

During the thirty-nine weeks ended September 30, 1994, the Company acquired certain assets of DCA Food Industries Inc. for a total consideration of $578,000, as adjusted, which is payable through the year 2000.

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated in September 1985 and commenced operations on December 23, 1985 as Steve's Homemade Ice Cream, Inc. In July 1995, the Company changed its name to INTEGRATED BRANDS INC.
to more appropriately reflect the breadth of the Company's business. In August 1988, the Company completed the acquisition of Swensen's Inc. (Swensen's) and it's wholly-owned subsidiaries. In August 1990, the Company acquired a sixty percent interest in American Glace, Inc.

The Company markets, distributes and sells a variety of branded frozen dessert products to supermarkets, grocery stores, gourmet shops, delicates-sens and convenience stores. The Company currently franchises ice cream parlors, dip shoppes and family style restaurants throughout the United States and certain foreign countries.

On August 16, 1995, the Company purchased the rights to Colombo brand hard pack prepackaged frozen dessert product line from General Mills. The Company also entered into twenty year exclusive license agreements for the United States and Canada for the use of the Colombo, Trix, Count Chocula and Lucky Charms tradenames and fifteen years for the Betty Crocker trademark for frozen products containing ice cream or frozen yogurt for prepackaged goods of all sizes, prepackaged novelties such as pops, bars and sandwiches and prepackaged frozen dessert specialties such as ice cream cakes, pies and brownie sundaes. Each agreement is renewable for an additional five years. General Mills will continue to market and distribute Colombo Shoppe Style Frozen Yogurt to its food service customers.

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

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are, in the opinion of manage-ment, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting princi-ples have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain 1994 balances were reclassified to conform to the 1995 presentation. These condensed consolidated financial statements should be read in conjunc-tion with the Company's Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1994.

The results of operations for the thirty-nine weeks ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2  LONG-TERM DEBT

Under a revolving credit facility entered into December 1994, the Company can borrow up to $7,500,000 through December 31, 1997. As of September
30, 1995 , the Company borrowed $4,825,000. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%, which approximated 9.25% at September 30, 1995.
The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment.




NOTE 3  EARNINGS PER COMMON SHARE

Earnings per share of common stock was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 280,000 and 182,000 common equivalent shares were included in the weighted average number of shares for the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively. The common stock equivalent shares result from shares issuable upon the exercise of warrants or options under the treasury stock method.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Thirteen weeks ended September 30, 1995 vs. thirteen weeks ended October
1, 1994.

Total revenues for the thirteen weeks ended September 30, 1995 increased to $11,908,000 from $9,874,000 for the thirteen weeks ended October 1, 1994. Prepackaged frozen dessert sales for the thirteen weeks ended September 30, 1995 increased to $8,692,000 from $5,670,000 for the thirteen weeks ended October 1, 1994. The increase in revenues and in prepackaged frozen dessert sales was due primarily to the increase of new product authorizations in retail outlets and an increase in sales promotions. The reduction in bulk frozen dessert sales was a result of the decline in the number of franchise stores in operation, and the expiration in late 1994 of an agreement with a licensee regarding bulk products. The decrease in revenue from store operations of $342,000 was primarily due to the closing of one Company-owned store.

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended September 30, 1995 and October 1, 1994, respectively.
                                                    Thirteen Weeks Ended
-------------------------------------------------------------------------------
                                               September 30,        October 1,
                                                    1995              1994
-------------------------------------------------------------------------------

Prepackaged Frozen Dessert Sales               $8,692,000          $5,670,000
Bulk Frozen Dessert Sales                       1,356,000           2,183,000
Other sales                                       381,000             191,000
-------------------------------------------------------------------------------

Total sales                                   $10,429,000          $8,044,000
===============================================================================

The Company's sales of prepackaged and bulk frozen desserts comprised
84% of the total revenues for the thirteen weeks ended September 30, 1995 and 80% for the thirteen weeks ended October 1, 1994.

The gross profit percentage decreased to 33% for the thirteen weeks ended September 30, 1995 as compared to 35% for the thirteen weeks ended October 1, 1994. The decrease is primarily due to an increase in sales promotions in 1995 versus the comparable period in 1994.

Selling, general and administrative expenses increased to $3,724,000 for the thirteen weeks ended September 30, 1995 from $2,635,000 for the thirteen
weeks ended October 1, 1994.   This increase is primarily attributable to the
increase in product support and selling expenses, including an increase in product introductory expenses incurred during the third quarter of 1995 in excess of such expenses for the third quarter of 1994, in connection with the introduction of new licensed and sublicensed products.

Net income for the thirteen weeks ended September 30, 1995 was $131,000 as compared to $360,000 for the thirteen weeks ended October 1, 1994. This decrease was primarily attributable to the increase in product support and selling expenses offset in part by the increased gross profit dollars realized as a result of increased sales volume.

Thirty-nine weeks ended September 30, 1995 vs. thirty-nine weeks ended October 1, 1994.

Total revenues for the thirty-nine weeks ended September 30, 1995 increased to $30,710,000 from $27,785,000 for the thirty-nine weeks ended October 1, 1994. Prepackaged frozen dessert sales increased to $20,908,000 for the thirty-nine weeks ended September 30, 1995 from $15,471,000 for the thirty-nine weeks ended October 1, 1994. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets and an increase in sales promotions. The reduction in bulk frozen dessert sales was a result of the decline in the number of franchise stores in operation, and the expiration in late 1994 of an agreement with a licensee regarding bulk products. The decrease in revenue from store operations of $872,000 was primarily due to the closing of one Company-owned store.

The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the thirty-nine weeks ended September 30, 1995 and October 1, 1994, respectively.
                                                  Thirty-Nine Weeks Ended
-------------------------------------------------------------------------------
                                              September 30,        October 1,
                                                  1995                1994
-------------------------------------------------------------------------------

Prepackaged Frozen Dessert Sales              $20,908,000          $15,471,000
Bulk Frozen Dessert Sales                       4,416,000            5,882,000
Other sales                                       946,000              958,000
-------------------------------------------------------------------------------

Total sales                                   $26,270,000          $22,311,000
-------------------------------------------------------------------------------

The gross profit percentage decreased to 37% for the thirty-nine weeks ended September 30, 1995 as compared to 38% for the thirty-nine weeks ended October 1, 1994. The decrease is due primarily to an increase in sales promotions during 1995 versus the comparable period in 1994.



Selling, general and administrative expenses increased to $9,486,000 for the thirty-nine weeks ended September 30, 1995 as compared to $7,854,000 for the thirty-nine weeks ended October 1, 1994. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during 1995 in excess of such expenses for 1994.

Net income for the thirty-nine weeks ended September 30, 1995 was $1,016,000 as compared to $1,409,000 for the thirty-nine weeks ended October 1, 1994. The decrease was primarily attributable to the increase in product support and selling expenses offset in part by the increased gross profit dollars realized as a result of increased sales volume.

Liquidity and Capital Resources

Net cash used in operations was $1,428,000 for the thirty-nine weeks ended September 30, 1995 as compared to net cash provided by operations of $3,217,000 for the thirty-nine weeks ended October 1, 1994.

Working capital on September 30, 1995 was $3,809,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year.

PART II.  OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the thirteen weeks ended September 30, 1995.

                                   SIGNATURES
                                   ----------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 17, 1995                      INTEGRATED BRANDS INC.
-----------------------                      ----------------------


                                          By: /s/ Gary P. Stevens
                                             ----------------------------------
                                             Gary P. Stevens, President
                                             and Chief Financial and
                                             Accounting Officer