Form 10-K
period 1995-12-30
INTEGRATED BRANDS INC
filed 1996-04-15
CIK 792643

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

{X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 1995

                                  OR

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-15942
                              ---------------------
                              (Commission File No.)

                             INTEGRATED BRANDS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                              11-2778439
- --------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                4175 Veterans Highway, Ronkonkoma, New York 11779
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

Registrant's Telephone Number, including area code: (516) 737-9700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share
                 -----------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 15, 1996 was $8,052,000.

As of March 15, 1996, there were 10,203,288 shares of the registrant's Common Stock outstanding.

                                     PART I


Item 1. BUSINESS.

                  INTEGRATED BRANDS INC., together with its subsidiaries (collectively, "INTEGRATED" or the "Company") markets, sells and distributes a variety of branded frozen dessert products to supermarkets, grocery stores, club stores, gourmet shops, delicatessens and convenience stores. The Company pursuant to long-term exclusive license agreements markets, sells and distributes Yoplait(R) and Colombo(R) ready to eat frozen yogurt products, individual and multipack Trix(R) frozen novelties, individual and multipack YooHoo(R) frozen novelties and Sweet 'N Low(R) fat free ice cream. The Company's products include prepackaged "Chilly Things"(R), "Great American", "Tropical" and "Bullet" frozen novelties. The Company, directly and through subsidiaries, also operates, franchises and licenses Steve's, Swensen's and triple trademark frozen dessert stores throughout the United States and certain foreign countries.

                  The Company was incorporated in New Jersey on September 27, 1985 and commenced operations on December 23, 1985 as Steve's Homemade Ice Cream, Inc. In July 1995, the Company changed its name to INTEGRATED BRANDS INC. to more appropriately reflect the breadth of the Company's business. Its principal offices are located at 4175 Veterans Highway, Ronkonkoma, New York 11779 and its telephone number is (516) 737-9700.

                  In July 1992, the Company and General Mills, Inc. executed the initial license for TRIX(R) frozen dessert novelties and a sublicense for Yoplait(R) ready to eat frozen yogurt. A new long-term license agreement for Trix frozen dessert products was executed in August 1995, which will terminate on December 31, 2015 and is renewable by the Company for an additional five year term if a cash payment is made. Also in August 1995, the Company and General Mills agreed to extend the term of the Yoplait Sublicense to December 31, 2015, with an option to renew by the Company for an additional five year term if a cash payment is made. In August 1995, the Company and General Mills, Inc. executed license agreements for Colombo(R) prepackaged frozen dessert products, Betty Crocker(R) prepackaged frozen dessert products and Count Chocula(R) and Lucky Charms(R) prepackaged frozen dessert products. These new agreements expire December 31, 2015, 2010 and 2015, respectively and are renewable by the Company for an additional five years if cash payments are made.

                  The Company owns, operates, develops and franchises Swensen's restaurants and ice cream stores in four formats: full food service, limited food service, ice cream only stores and specialty stores. Steve's franchises are operated primarily as dessert only stores. Steve's and Swensen's stores are also offered as "triple trademark" franchises featuring independent sections of Steve's or Swensen's ice cream, David's cookies and Heidi's frozen yogurt.

                  At December 30, 1995, there were 19 franchised Steve's stores, 260 franchised Swensen's stores and four Company-owned and operated Swensen's stores. One Company-owned store was temporarily closed in November 1995 for remodeling and reopened in March 1996, as Jerry Tucci's Pizza & Pasta Restaurant, a new full service restaurant concept being developed by the Company.

                  In February 1989, the Company, through a wholly-owned subsidiary, acquired approximately 85% of the outstanding stock of Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's"). At December 30, 1995, Heidi's has 22 franchised frozen yogurt stores predominately located in California with stores also in Arizona and Texas. On April 9, 1993, Heidi's and its subsidiary filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to reorganize. The Company has entered into agreements with Heidi's pursuant to which the Company has received a license from Heidi's to (i) use the Heidi's trademark in the manufacture of frozen dessert products, (ii) offer Heidi's products in its Steve's and Swensen's stores and (iii) sell Heidi's franchises.

The Ice Cream and Frozen Dessert Market

                  The packaged ice cream industry includes economy, regular, premium and super premium categories. Super premium ice cream is generally marketed by emphasizing quality, flavor selection, texture and brand image. Other types of ice cream are largely marketed on the basis of price.

                  Super premium ice cream is generally characterized by a greater richness and density than other kinds of ice cream. Super premium ice cream sold in packaged pints generally has a fat content of at least 14% to 16% and overrun, or air content, no greater than 20% to 30%.

                  Premium ice cream is generally characterized by 14% fat content, and 80% overrun, or air content. Premium ice cream is generally marketed on the basis of price, although recently greater emphasis has been placed on quality, flavor selection and ingredients. Light premium products generally have a fat content below 7% and overrun of no greater than 80%.

                  Super premium frozen yogurt is generally characterized by a fat content of 3.5% to 5.5%, overrun of no greater than 60% and by greater richness and density than other categories of frozen yogurt.

Wholesale Products and Sales

                  The Company's products for wholesale sale include: Yoplait(R) ready to eat frozen yogurt products; Colombo ready to eat frozen yogurt and sorbet products, Trix(R) frozen novelties, and a variety of other novelties, including those sold under the "Great American", "Tropical", "Chilly Things" and "Bullet" trademarks, American Glace(R) no fat, no cholesterol low calorie frozen dessert and Sweet 'N Low(R) fat free ice cream products. Yoplait(R), Colombo(R), YooHoo(R), American Glace(R) and Sweet 'N Low(R) products appeal to the healthier consumer lifestyle and eating trends toward lower and no fat and lower and no cholesterol products. The Company is developing additional products to be marketed under the Betty Crocker(R) and Colombo(R) trademarks.

                  The Company sells its variety of prepackaged products to distributors and various retail establishments including supermarkets, grocery stores, club stores, gourmet shops, delicatessens and convenience stores.

                  The Company purchases packaging and ingredients for its products directly from unaffiliated suppliers. The Company then sells the ingredients and cartons to unaffiliated manufacturers. Certain of these manufacturers also manufacture other ice cream and related frozen dessert products for other companies, including companies affiliated with Richard E. Smith, who is a significant shareholder and Chairman of the Board of the Company. The manufacturers produce the Company's products according to the Company's specifications and formulas under quality control supervision by the Company. The Company then purchases the finished products from the manufacturers for distribution at a formula price based upon the manufacturers' actual cost of ingredients and packaging plus an agreed upon processing fee which includes a profit for the manufacturers. The Company believes there are many alternative ice cream and novelty manufacturers available on comparable terms.

                  In November 1992, the Company entered into two distribution agreements with Edy's Grand Ice Cream ("Edy's") and Dreyer's Grand Ice Cream, Inc. ("Dreyer's") relating to the distribution of the Company's products. Pursuant to one agreement (the "Local Distribution Agreement"), Edy's and Dreyer's agreed to distribute essentially all of the Company's products to the New York metropolitan area supermarkets. Pursuant to the second agreement (the "National Distribution Agreement"), Edy's and Dreyer's agreed to distribute the Company's TRIX(R) and Yoplait(R) prepackaged products and other novelty items nationwide. The National Distribution Agreement is exclusive with respect to certain areas of the country and non-exclusive with respect to others. The term of the National Distribution Agreement is five years with either party having the right to terminate it upon twelve months notice during the initial five year period. During 1995, several areas which were previously distributed exclusively by Dreyer's and Edy's were handled by other distributors or chain store warehouses. The Local Distribution Agreement is for a term of five years and automatically renews unless terminated by one party on at least six months prior notice.

                  The Company's products are distributed in the New York Metropolitan region to customers primarily other than supermarket chains by Calip Dairies, Inc. ("Calip") of which Richard E. Smith is Chairman of the Board and Mr. Smith and his family are the sole stockholders. The distribution agreement with Calip is terminable upon thirty (30) days notice by either party.

Markets and Customers

                  The Company's products are distributed nationwide. Sales to Sunstreet Foods Corporation, a distributor of the Company's bulk and prepackaged products, accounted for 10%, 14% and 16% of total revenues for 1995, 1994 and 1993, respectively. Sales to Dreyer's and Edy's accounted for 11%, 20% and 23% of total revenues for 1995, 1994 and 1993, respectively.

Franchise and Licensing Program

                  As of December 30, 1995, the Company had 19 franchised Steve's stores most of which are located in four states; and 260 franchised Swensen's Stores in 20 states, the District of Columbia, and 12 foreign countries.

                  As of December 30, 1995 two additional franchisee-operated stores were under construction.

Franchises

                  In late 1989, the Company began offering "triple-trademark" franchises, featuring independent sections of Steve's or Swensen's ice cream, David's cookies and Heidi's frozen yogurt. The Company, pursuant to an arrangement with Specialty Foods Management, Inc. ("David's"), offers its franchisees David's cookies as an approved product with David's retaining the right to manufacture the cookie mix. The "triple-trademark" franchise is offered under, at the franchisee's election, either a Steve's or Swensen's franchise agreement, with David's cookies being deemed "approved products" which are permitted to be sold by the franchise and Heidi's frozen yogurt being licensed to the franchisee. The initial franchise fee for a Swensen's or Steve's "triple trademark store" is $25,000. The "triple-trademark" concept was developed in response to the high real estate costs likely to be incurred by prospective franchisees. The concept allows franchisees to offer a range of dessert products while dividing the real estate costs and overhead between three synergistic businesses.

                  Where conditions do not permit a triple trademark franchise operation, the Company franchises one basic Steve's store type, an ice cream only store, and four basic Swensen's store types in the following formats:

                  1. Full-Service Food Store, old fashioned ice cream family-style restaurants with full service and food, featuring Swensen's ice cream and fountain products.

                  2. Ice-Cream-Only Store, with the same decor and featuring only Swensen's ice cream and ice cream related products.

                  3. Modified Full-Service Store, offering partial self-service of a limited food menu, having approximately 1,800 to 2,000 square feet and generally 50 to 60 seats.

                  4. Specialty Stores, which include kiosks or other approved types of outlets of a special nature.

                  The Company also offers, where permitted, existing Steve's and Swensen's franchises the right to sell Heidi's frozen yogurt and existing Heidi's franchises the right to sell Steve's or Swensen's ice cream.

                  The current form of franchise agreement for Steve's stores is for a ten-year term with an option to the franchisee to renew for a second ten-year term, upon the payment of the then current franchise fee. The agreements grant the franchisees an exclusive area and, since the commencement of the Company's operations, require the franchisee to purchase ice cream and certain other products exclusively from the Company. Franchisees pay an initial franchise fee, currently $25,000 and a royalty fee equal to 6% of gross sales. Earlier franchise agreements, which are still in effect, have different terms. Some are continuously renewable without payment of a new franchise fee, have royalty fees as low as 2% of gross sales and do not require the franchisee to purchase ice cream from the Company. The current weighted average royalty rate for Steve's franchises is approximately 4.9%. The Company currently does not collect advertising fees from Steve's franchisees although it has the right to do so pursuant to the existing franchise agreements.

                  Swensen's standard franchise agreements provide for initial 20 and ten year terms for food menu and ice cream-only stores, respectively, and options to renew for up to the same periods. The agreements grant the franchisee the right to use the Swensen's name, goodwill and trade secrets, and to develop and operate the store in accordance with the Swensen's system. Initial franchise fees are $25,000. In addition, the current franchise agreement requires domestic franchises to pay Swensen's a royalty of 6% of gross sales, and foreign franchisees to pay 3% (in U.S. Dollars) of their gross sales as royalties. Since franchise agreements entered into before 1980 called for a lower royalty, the current weighted average royalty rate is 3.2% for domestic franchises and 2% for foreign franchises. Swensen's current franchise agreement provides that domestic franchisees must contribute, depending on store type, 1/2% to 1% of gross sales to a fund which is used for national advertising.

                  The Company markets its franchises through magazine and newspaper advertisements, by attending new business opportunity conventions and through franchise brokers, as well as by responding to inquiries from potential franchisees who have seen the Company's product or one of its franchise stores.

                  The Company has converted all of the Steve's franchised stores and substantially all of its Swensen's franchised stores from the sale of made-on-the-premises ice cream to the sale of prepackaged bulk ice cream, which is sold directly to certain of the franchisees by the Company in bulk containers. Previously, all franchised stores made ice cream on the premises from ice cream mixes. Although the cost of the prepackaged product is higher than the cost of the ice cream mixes used by the franchisees, the prepackaged ice cream is of a higher quality, and involves lower labor, management and energy costs than the made-on-the-premises product, reduces waste and is available in a wider variety of flavors. In addition, the prepackaged bulk ice cream promotes uniformity of product among the franchises and allows the operators to focus on the service and hospitality aspects of their business.

                  All franchisees are required to purchase their ice cream and yogurt products from the Company or approved affiliates or suppliers and to purchase other proprietary products from Company-approved sources. The Steve's bulk ice cream is offered in approximately 51 flavors, the Swensen's bulk ice cream is offered in approximately 54 flavors, and the Heidi's yogurt mix is offered in approximately 45 flavors (6 base mixes plus flavoring syrups). The number of flavors actually available at any one time varies. The Company also offers a variety of flavors of Swensen's no sugar added, low fat and no fat ice creams and Swensen's frozen yogurt products to the Swensen's franchised stores. American Glace frozen dessert soft serve mixes are offered to all of the Company's franchises.

                  Most Swensen's franchises purchase their ice cream through local distributors who act as consignees of Swensen's or from Sunstreet Foods Corporation, which purchases Swensen's ice cream for distribution. Three original franchisees that do not purchase centrally manufactured ice cream purchase ice cream mix from vendors approved by Swensen's.

                  Steve's franchisees purchase their ice cream from the Company through local distributors, some of whom purchase directly from the Company and some of whom act as consignees of the Company.

                  In 1995 three Steve's franchise stores were opened. In 1994 one Steve's franchise triple trademark store was opened and in 1993 four Steve's franchise stores (including one triple trademark) were opened. In 1995 four Steve's stores were closed. In 1994 no Steve's stores were closed and in 1993 five Steve's stores closed. The average sales for Steve's franchise stores opened at least one year were $253,000 in 1995, $309,000 in 1994 and $289,000 in 1993. In 1995, 1994, and 1993 there were 60 (substantially all international), 21 and 8 Swensen's stores opened, respectively, and 38 (substantially all domestic), 17 and 9 Swensen's stores closed, respectively. The average sales for all Swensen's stores was $354,000, $308,000 and $295,000 in 1995, 1994 and 1993,
respectively. The above sales amounts have been supplied by the franchisees, have not been verified by the Company, are average sales results and may not be indicative of actual or future results.

Area Development Agreements

                  Steve's Ice Cream, Inc. ("SIC, Inc."), the predecessor of the Company, had entered into area development agreements which the Company assumed in the acquisition of the assets of SIC, Inc. Similarly, Swensen's, prior to its acquisition by the Company had entered into area development agreements. While the Company does not generally intend to enter into additional domestic area development agreements, it intends to enter into international area development agreements from time to time in the future.

                  The area development agreements generally provide that the area developer is required to open and operate a specified number of franchises in a designated territory within a certain time period and that the area developer has the exclusive right to open Steve's or Swensen's franchises, as the case may be, in that territory. Generally, if the specified number of franchises are not opened within that period, the area developer loses his exclusive territory. Area developers generally pay a development fee based on the number of franchises to be opened, which is credited against the initial franchise fees payable for the opening of each store.

                  At December 30, 1995 there were two international Steve's area development agreements and twelve international Swensen's area development agreements in effect. The Company is currently negotiating several Steve's and Swensen's international area development agreements. There can be no assurances that these agreements will be entered into.

International

                  The Company received approximately $623,000 and $872,000 in royalties and franchise fees from international franchisees for the years ended December 30, 1995 and December 31, 1994, respectively.

                  The Company also had sales of products and supplies to international franchisees and licensees of $477,000 in 1995 and $385,000 in 1994.

Company-owned Stores

                  As of December 30, 1995, the Company owned and operated four Swensen's stores, of which two are located in Arizona, one in Las Vegas, Nevada and one in California. In November 1995, the Company temporarily closed a store located in Paradise Valley, Arizona for remodelling and conversion to Jerry Tucci's Pizza & Pasta Restaurant, a prototype Italian restaurant concept being developed by the Company. The restaurant was opened in March 1996.

Competition

                  The ice cream, frozen yogurt and frozen dessert and related novelty market is highly competitive and the Company faces substantial competition in connection with the marketing and sales of its products. Among its competitors are Haagen-Dazs, Inc., owned by The Pillsbury Company, Klondike, Popsicles, Breyer's and Sealtest, owned by Unilever PLC, Eskimo Pie, Nestle', Ben & Jerry's Homemade Ice Cream, Inc., Dreyer's Ice Cream and other numerous regional ice cream companies. Many of such competitors are well-established and have substantially greater financial and other resources than the Company.

                  While the ice cream and frozen yogurt manufacturing and distribution business is relatively easy to enter due to low entry cost, achieving wide distribution may be more difficult because of the high cost of a national marketing program and limitations on space available in retail freezer compartments. The Company's products may also be considered to be competing with all ice cream and other frozen desserts for discretionary food dollars.

                  Steve's and Swensen's stores compete directly with local, regional and national retail ice cream and frozen dessert establishments and restaurants, including nationwide chains such as Friendly's, Baskin & Robbins, TCBY and with other businesses catering to the food and dessert market. Many of these businesses are much larger and have substantially greater capital and resources than does the Company. The ability of the Company and its franchisees to maintain and increase their share of the market will be dependent upon many factors, among which are the quality and price of their products, location and attractiveness of facilities, advertising, quality of service, and availability of capital for expansion and remodeling.

Trademarks and Patents

                  The Company currently has registered trademarks and service marks for Steve's, Swensen's and American Glace. It has also obtained trademarks for the names of certain ice cream flavors. In addition, the Company has filed applications for certain other trademarks and service marks in the United States and certain foreign countries.

                  The Company also has proprietary rights in numerous items, such as tradedress (store design, decors and layout), menu formats, advertising designs, ice cream formulas and flavors and in recipes, know-how, processes, products and other data, techniques and information.

Employees

                  As of December 30, 1995 the Company had 54 full-time employees and 97 part-time employees. Of these, 14 full-time and 95 of the part-time employees were employed in Company-owned stores. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

Seasonality

                  The ice cream industry generally experiences its highest volume during the spring and summer months and its lowest volume in the winter months.

Governmental Regulations

                  The Company is subject to regulation by federal, state and local governmental authorities regarding the distribution and sale of food products and the operation of retail food establishments. Although the Company believes that it currently has all material governmental permits, licenses, qualifications and approvals for its operations, there can be no assurance that the Company will be able to maintain its existing licenses and permits or to obtain any future licenses, permits, qualifications or approvals which may be required for the operation of its business.

                  In addition, the Company's franchise programs are subject to regulation by the Federal Trade Commission relating to the information required to be disclosed to investors prior to their investment in a franchise, as well as similar rules in a number of states in which the Company does offer or may offer franchises, some of which involve substantive review of the Company's franchise disclosure documents. To the extent that the Company is unable to comply with the franchise regulations of a particular state, the Company will be unable to offer and sell franchises in such state.


Item 2. PROPERTIES.

                  The Company's executive offices and Swensen's corporate headquarters are located at 4175 Veterans Highway, Ronkonkoma, New York, 11779. These offices are provided to the Company at no additional cost by Calip pursuant to the terms of a Management Agreement between the Company and Calip.

                  One Company-owned Swensen's store is located in a building owned by the Company located in Paradise Valley, Arizona. The building is subject to a ground lease which expires on December 31, 2005 and contains four five-year renewal options. The building has been remodeled and has reopened as Jerry Tucci's Pizza & Pasta, a prototype Italian restaurant concept, in March 1996. The remaining four Company-owned stores are leased for terms ranging through 2005.

                  Swensen's is also the lessee or guarantor of approximately 24 stores subleased from Swensen's or leased directly by franchisees from landlords, which leases expire through 2002. As of December 30, 1995, these leases had an aggregate future base rental liability, without regard to percentage rentals or consumer price index increases, of approximately $2,086,000.

                  The Company's current policy is not to lease or sublease premises nor to provide guarantees on leases in any manner with respect to its franchisees and it has not done so except for renewals and in special circumstances.

Item 3. LEGAL PROCEEDINGS.

                  In November 1995, S&G Corporation, a Swensen's franchisee commenced an action against Swensen's Ice Cream, the Company and two of the Company's officers and certain other defendants. The suit alleges, among other things, violation of Racketeer Influenced and Corrupt Organization Act, fraud, breach of contract and unjust enrichment in connection with allegations surrounding the Company's violation of the restrictive covenant contained in the plaintiff's franchise agreement. The Company believes that it is unlikely that the outcome of this litigation will have a material adverse effect on the Company's financial position. The Company is vigorously defending against this action.

                  On April 9, 1993, Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's") and its subsidiary, and LaSalle/Silver Sleigh Distribution, Inc., the wholly-owned subsidiary of the Company which purchased the shares of Heidi's from Heidi Miller and Brian Pallas, each filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to reorganize. The Company believes it is unlikely that these bankruptcy actions will have a material adverse effect on the Company's financial position.

                  Swensen's is primarily liable on many of its franchisees' leases, which, upon default by the franchisee, have resulted in litigation between Swensen's and the lessors. Swensen's has been successful in defending such cases in the past and management believes that current litigation will have no material adverse effect on Swensen's financial position.

                  The Company and its subsidiaries are involved in other disputes with certain of its and their franchisees and is a party to various other lawsuits in the ordinary course of business, none of which it believes is material to its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market. The following table sets forth, for the periods indicated, the closing high and low bid prices for the Company's Common Stock as reported by the NASDAQ Stock Market. These amounts, which have been rounded to the nearest sixteenth, represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.

                                  COMMON STOCK

                                    1995                           1994
                                    ----                           ----
                         High             Low              High           Low

  First Quarter          1 11/16          1 1/8            1 3/8          1 1/4

  Second Quarter         1 7/8            1 1/16           1 1/2          15/16

  Third Quarter          1 15/16          1 1/8            1 3/8          3/4

  Fourth Quarter         1 7/16           1                1 3/16         7/8


             As of December 30, 1995 there were approximately 1,500 holders of record of the Company's Common Stock.

             The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend upon the Company's earnings, its capital requirements (including working capital needs) and its financial condition, as well as other relevant factors. The Company has not paid any dividends on its Common Stock since its inception. The Board of Directors does not presently intend to declare any dividends on its Common Stock in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA.

             The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and the related notes thereto:


Summary of Consolidated Statements of Operation

s

======================================================================================================
                                                       For the Year Ended
- ------------------------------------------------------------------------------------------------------
                           December 30,  December 31,  January 1,        January 2,    December 28,
                              1995           1994          1994             1993            1991
- --------------------------------------------------------------------------------------------------
                                          (in thousands, except per share data)
- --------------------------------------------------------------------------------------------------
Revenues                    $37,969       $33,776       $36,231           $32,888        $ 35,213
                             ======       =======       =======           =======        ========
- --------------------------------------------------------------------------------------------------

Net income ............    $    713       $ 1,035      $    437           $ 1,300        $  1,824
                            =======       =======      ========           =======        ========
- --------------------------------------------------------------------------------------------------
Earnings per Common
Share:                    $     .07      $    .09      $    .04           $   .11       $     .15
                           ========      ========      ========           =======       =========
- --------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------------------------
Summary of Balance Sheets


- ------------------------------------------------------------------------------------------------------
                         December, 30    December 31,  January 1,      January 2,    December 28,
                             1995           1994         1994            1993            1991
- --------------------------------------------------------------------------------------------------
                                                (in thousands)
- --------------------------------------------------------------------------------------------------
Working Capital........    $3,136         $2,155        $1,757          $4,463          $3,333
- --------------------------------------------------------------------------------------------------
Total assets...........    26,377         21,220        20,764          23,306          20,291
- --------------------------------------------------------------------------------------------------
Long-term liabilities..     5,238          1,657         1,626           6,022           3,706
- --------------------------------------------------------------------------------------------------
Stockholders'
  Equity...............    13,434         12,454        12,869          12,432          11,129
==================================================================================================

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        FOR THE YEAR ENDED DECEMBER 30, 1995 VERSUS THE YEAR
        ENDED DECEMBER 31, 1994

                  Total revenues for the year ended December 30, 1995 increased to $37,969,000 from $33,776,000 for the year ended December 31, 1994.
Prepackaged frozen dessert sales increased to $25,806,000 for the year ended December 30, 1995 from $18,587,000 for the year ended December 31, 1994. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets, an increase in sales promotions and the acquisition of the Colombo hard pack rights in August 1995. The reduction in bulk frozen dessert sales was a result of the decline in the number of domestic franchise stores in operation, and the expiration in late 1994 of an agreement with a licensee regarding bulk products. The decrease in revenue from store operations of $1,184,000 was primarily due to the closing of one Company-owned store.

                  The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the years ended December 30, 1995 and December 31, 1994, respectively.

===============================================================================
                                                     Year Ended
===============================================================================
                                         December 30,            December 31,
                                             1995                    1994
                                         ------------            ------------
- -------------------------------------------------------------------------------
Prepackaged Frozen Dessert Sales          $25,806,000             $18,587,000
Bulk Frozen Dessert Sales                   5,521,000               7,099,000
Other sales                                 1,055,000               1,174,000
                                          -----------             -----------
- -------------------------------------------------------------------------------
Total sales                               $32,382,000             $26,860,000
                                          ===========             ===========
===============================================================================

                  The gross profit percentage was 37% for the years ended December 30, 1995 and December 31, 1994.

                  Selling, general and administrative expenses increased to $12,863,000 for the year ended December 30, 1995 as compared to $10,080,000 for the year ended December 31, 1994. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during 1995 in excess of such expenses for 1994, and higher administrative expenses as a result of a litigation settlement. The

Company anticipates increased spending in 1996 for product introductory expenses in an effort to increase revenues and market share. Such an increase in spending may adversely affect net income for the year ending December 29, 1996.

                  Net income for the year ended December 30, 1995 was $713,000 as compared to $1,035,000 for the year ended December 31, 1994. The decrease was primarily attributable to the increase in product support and selling expenses and a litigation settlement offset in part by the increased gross profit dollars realized as a result of increased sales volume.

         FOR THE YEAR ENDED DECEMBER 31, 1994 VERSUS THE YEAR ENDED JANUARY 1, 1994.

                  Total revenues for the year ended December 31, 1994 decreased to $33,776,000 from $36,231,000 for the year ended January 1, 1994. Prepackaged ice cream and frozen dessert sales decreased to $18,587,000 for the year ended December 31, 1994 from $20,061,000 for the year ended January 1, 1994. The decrease in revenues from prepackaged and frozen dessert sales was primarily due to the reduction of sales promotions. The decrease in revenues from bulk ice cream and frozen desserts was primarily due to the expiration in 1994 of the agreement with D'Angelos regarding bulk products and the decline in the number of domestic franchise stores opened.

                  The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores and other sales for the years ended December 31, 1994 and January 1, 1994, respectively.


                                                        Year Ended
                                                        ----------

Sales                                    December 31, 1994       January 1, 1994
- -----                                    -----------------       ---------------

Prepackaged Ice Cream and
Frozen Desserts                             $18,587,000             $20,061,000

Bulk Ice Cream and Frozen
Desserts                                      7,099,000               7,569,000

Other                                         1,174,000               1,386,000
                                            -----------             -----------

                                            $26,860,000             $29,016,000
                                            ===========             ===========



                  The gross profit percentage increased to 37% for the year ended December 31, 1994 as compared to 35% for the year ended January 1, 1994. This increase is due primarily to a reduction in sales promotions, the increased sales of higher margin products during the 1994 year and the write-off of packaging inventory and related costs incurred in connection with the pending effectiveness of the new Federal labeling laws relating to the Company's products which adversely impacted the gross profit percentage for the year ended January 1, 1994.

                  Selling, general and administrative expenses declined to $10,080,000 for the year ended December 31, 1994 as compared to $11,710,000 for the year ended January 1, 1994. This decrease is primarily attributable to the decrease in product support and selling expenses, including a decrease of product introductory expenses incurred in connection with new licensed and sublicensed products incurred during the year 1993 in excess of such expenses for the year 1994, partially offset by higher professional fees.

                  Income before taxes on income for the year ended December 31, 1994 was $2,081,000 as compared to $962,000 for the year ended January 1, 1994. The improvement is primarily attributable to the lower selling, general and administrative expenses which resulted from lower product introductory expenses incurred in 1994 as compared to 1993.

                  Net income for the year ended December 31, 1994 was $1,035,000 as compared to $437,000 for the year ended January 1, 1994. The $1,119,000 improvement in income before taxes on income for the year ended December 31, 1994 as compared to the year ended January 1, 1994, was partially offset by the increase of $521,000 in taxes on income.

Liquidity and Capital Resources

                  Net cash used by operating activities was $1,427,000 for the year ended December 30, 1995, compared with net cash provided by operating activities of $3,761,000 for the year ended December 31, 1994. The decrease in net cash provided by operating activities resulted primarily from decreases in net cash provided by operating income and decreases in cash flow from changes in operating assets and liabilities in 1995 as compared to 1994.

                  Working capital on December 30, 1995 was $3,136,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year. On December 23, 1994, the Company established a $7,500,000 revolving credit facility expiring December 31, 1997 to support anticipated growth, the introduction of new products and the required higher levels of working capital. On March 8, 1996, the Loan Agreement was amended and the

Company refinanced $4,500,000 in existing revolving credit loans with a five year term loan with the $7,500,000 revolving credit facility remaining in place. At March 31, 1996, $6,775,000 remains available to the Company under such credit line.

Payment Requirements

                  Pursuant to the terms of the amended term loan and revolving credit facility, the Company is obligated to repay the outstanding principal amount of the revolving credit facility at maturity and of the term loan in 19 quarterly principal installments beginning April 1, 1996 of $140,000 each and the remaining principal amount of the term loan is due on January 1, 2001. Interest on the term loan and revolving credit facility is payable monthly.

Impact of Inflation

                  Inflation can significantly impact ice cream and packaging costs. In 1996, the Company believes that it will be able to pass on any price increases in the normal course of business within a relatively short period of time. However, the ability of the Company to pass on price increases will depend, to some extent, on whether its competitors have also done so. The Company believes that, in the past, its competitors have passed on price increases in a relatively short period of time.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  See Exhibit I


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not Applicable

                                    PART III


Item 10, 11, 12 and 13.

                  The information called for by Item 10 (Directors and Executive Officers), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 30, 1995.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a) The following documents are filed as part of this Annual Report on Form 10-K:

                  The following Financial Statements and Schedule are included in Item 8 of this Form 10-K:

                  1.      Consolidated Financial Statements

                          -     Report of Independent Certified Public
                                  Accountants.

                          -     Consolidated balance sheets:
                                  December 30, 1995 and December 31, 1994

                          - Consolidated financial statements for the years ended December 30, 1995, December 31, 1994 and January 1, 1994:

                                       Statement of income

                                       Statement of Stockholders' equity

                                       Statements of cash flows

                                       Notes to consolidated financial
                                         statements

                  2.      Consolidated Financial Statement Schedule

                                Schedule II - Valuation and Qualifying
                                Accounts and Reserves

                  3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

                           3.1  Amendment to Certificate of
                                Incorporation****

                           3.2  Amendment to By-laws of the Company****

                           4.3  Form of Common Stock Certificate*

                          10.7 Form of Steve's Homemade Ice Cream, Inc. Franchise Agreement*

                          10.8  1986 Incentive Stock Option Plan, as
                                amended**

                          10.21 Management Agreement between the Company
                                and Calip Dairies, Inc.++

                          10.22 Distribution Agreement among the Company
                                and Calip Dairies, Inc.*

                          10.24 Credit Agreement between Steve's Homemade
                                Ice Cream, Inc. and Chemical Bank+

                          10.28 Form of Swensen's Ice Cream Company
                                Franchise Agreement***

                          10.30 Sublicense Agreement, dated July 29, 1992
                                between General Mills, Inc. and the
                                Company+++

                          10.31 License Agreement, dated August 15, 1995
                                between General Mills, Inc. and the Company

                          10.32 License Agreement, dated August 15, 1995 between
                                General Mills, Inc. and the Company

                          10.33 License Agreement, dated August 15, 1995 between
                                General Mills, Inc. and the Company

                          10.34 License Agreement, dated August 15, 1995 between
                                General Mills, Inc. and the Company

                          10.35 Asset Purchase Agreement, dated August 15, 1995
                                by and between General Mills, Inc. and the Company.

                          10.36 Second Amendment, dated March 8, 1996 to Credit
                                Agreement with Chemical Bank

                          22.1  List of the Company's subsidiaries

- ------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form S-18, File No. 33-4957-NY, declared effective by the Securities and Exchange Commission on July 22, 1986, and incorporated herein by reference.

+ Previously filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on April 15, 1995.

++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 29, 1990, filed with the Securities and Exchange Commission on April 13, 1991.

+++ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 2, 1993, filed with the Securities and Exchange Commission on April 17, 1994.

** Previously filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 33-20105, declared effective by the Securities and Exchange Commission on July 20, 1988 and incorporated herein by reference.

*** Previously filed as an exhibit to Swensen's Registration Statement on Form S-1, File No. 2-85983, declared effective by the Securities and Exchange Commission on November 11, 1985, and incorporated herein by reference.

**** Previously filed as an exhibit to the Company's Current Report on Form 8-K, File No. 0-15942, filed with the Securities and Exchange Commission on March 6, 1989, and incorporated herein by reference.


     (b) During the last quarter of the period covered by this report, the Company did not file any reports on Form 8-K.

     (c)     See item 14(a)(3).

     (d)     See item 14(a)(2).

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    STEVE'S HOMEMADE ICE CREAM, INC.



April 12, 1996                  By: /s/Richard E. Smith
                                    -------------------
                                    Richard E. Smith
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and Director

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


/s/Richard E. Smith
- -------------------------
Richard E. Smith            Chairman of the Board,           April 12, 1996
                            (Principal Executive
                            Officer) Chief Executive
                            Officer and Director

/s/Gary P. Stevens
- -------------------------
Gary P. Stevens             President, Treasurer             April 12, 1996
                            (Principal Financial
                            Officer)

/s/Gerard M. Tucci
- -------------------------
Gerard M. Tucci             Vice President,                  April 12, 1996
                            Secretary and
                            Director


- -------------------------
Karl Eller                  Director                         April 12, 1996


/s/Benjamin Raphan
- -------------------------
Benjamin Raphan             Director                         April 12, 1996


/s/David M. Smith
- -------------------------
David M. Smith              Vice President and               April 12, 1996
                            Director

                                                          INTEGRATED BRANDS INC.

                                                                        Contents

- --------------------------------------------------------------------------------





Report of independent certified public accountants                       F-3

Consolidated balance sheets:
   December 30, 1995 and December 31, 1994                         F-4 - F-5

Consolidated financial statements for the
 years ended December 30, 1995,
 December 31, 1994 and January 1, 1994:
      Statements of income                                               F-6
      Statements of stockholders' equity                                 F-7
      Statements of cash flows                                     F-8 - F-9

Notes to consolidated financial statements                       F-10 - F-22

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of INTEGRATED BRANDS INC.
Ronkonkoma, New York


We have audited the consolidated balance sheets of INTEGRATED BRANDS INC. as of December 30, 1995 and December 31, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTEGRATED BRANDS INC. at December 30, 1995 and December 31, 1994 and the results of its operations and cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.





BDO Seidman, LLP

Mitchel Field, New York
April 2, 1996

- --------------------------------------------------------------------------------




                                                          INTEGRATED BRANDS INC.


                                                     Consolidated Balance Sheets



- ---------------------------------------------------------------------------------------------------------------------------
                                                                                 December 30,                  December 31,
                                                                                         1995                          1994
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Assets
Current:
   Cash and cash equivalents                                                           $2,086                        $3,860
   Receivables                                                                          4,416                         3,258
   Receivables - affiliates                                                             1,043                           515
   Inventories                                                                          2,089                           987
   Prepaid expenses                                                                       982                           446
- ---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   10,616                         9,066
Improvements and equipment, at cost - net of accumulated
   depreciation and amortization                                                        1,103                         1,102
Other assets
   License agreements - net of accumulated amortization of
      $878,000 and $605,000                                                             6,470                         2,659
   Intangible assets, at cost - net of accumulated amortization of
      $2,967,000 and $2,814,000                                                         6,077                         6,588
   Investment in Heidi's                                                                1,590                         1,356
   Other                                                                                  521                           449
- ---------------------------------------------------------------------------------------------------------------------------
                                                                                      $26,377                       $21,220
===========================================================================================================================

                    See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------




                                                          INTEGRATED BRANDS INC.


                                                     Consolidated Balance Sheets



- -------------------------------------------------------------------------------------------------------------------------------
                                                                               December 30,                    December 31,
                                                                                       1995                            1994
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Liabilities and Stockholders' Equity
Liabilities
   Current maturities of long-term debt                                                $576                            $253
   Trade accounts payable                                                             4,244                           4,026
   Income taxes payable                                                                 465                             527
   Payables - affiliates                                                                902                             307
   Accrued marketing expenses                                                           162                             882
   Other accrued liabilities                                                          1,021                             806
   Liability for lease terminations                                                     110                             110
- -------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                   7,480                           6,911
Long-term debt, less current maturities                                               4,996                           1,339
Liability for lease terminations, net of current portion                                242                             318
- -------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    12,718                           8,568
- -------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                       225                             198
- -------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
   Class A common stock, $.01 par value 20,000,000
      shares authorized; 12,357,903 and 12,106,103
      shares issued and outstanding, respectively                                       124                             121
   Paid-in capital                                                                    8,432                           8,168
   Retained earnings                                                                  6,543                           5,830
   Treasury stock, at cost, 2,154,615 shares                                         (1,665)                         (1,665)
- -------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           13,434                          12,454
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                    $26,377                         $21,220
===============================================================================================================================

                    See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------




                                                          INTEGRATED BRANDS INC.


                                               Consolidated Statements of Income



- ----------------------------------------------------------------------------------------------------------------------------------
                                                                December 30,             December 31,               January 1,
For the year ended                                                      1995                     1994                     1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except for per share amounts)
Revenues
   Net sales                                                         $32,382                  $26,860                  $29,016
   Store operations                                                    3,493                    4,677                    4,908
   Franchising revenues                                                1,863                    2,046                    2,038
   Other                                                                 231                      193                      269
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      37,969                   33,776                   36,231
- ----------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
   Cost of goods sold                                                 20,273                   16,867                   18,967
   Store operations                                                    3,389                    4,607                    4,319
   Selling, general and administrative expenses                       12,863                   10,080                   11,710
   Interest                                                              252                      141                      273
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                      36,777                   31,695                   35,269
- ----------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes on Income                                          1,192                    2,081                      962
Taxes on Income                                                          479                    1,046                      525
- ----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               713                    1,035                      437
==================================================================================================================================

Earnings Per Common Share                                               $.07                     $.09                     $.04
==================================================================================================================================

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                               10,243                   11,506                   12,186
==================================================================================================================================

                    See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------


                                                          INTEGRATED BRANDS INC.

                                 Consolidated Statements of Stockholders' Equity


- --------------------------------------------------------------------------------


                                                       Common Stock
                                                 ----------------------
                                                         Class A                                       Treasury Stock
                                                 ----------------------                               ----------------
For the three years ended                                                 Paid-in       Retained
 December 30, 1995                               Shares     Par value     capital       earnings      Shares     Amount       Total
- ------------------------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1993                         12,106         $121        $8,168        $4,358        155     $(215)     $12,432
   Net income                                                                                437                               437
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                         12,106          121         8,168         4,795        155      (215)      12,869
   Purchase of treasury stock                                                                         2,000    (1,450)      (1,450)
   Net income                                                                              1,035                             1,035
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                       12,106          121         8,168         5,830      2,155    (1,665)      12,454
   Shares issued for settlement                     250            3           263                                             266
   Shares issued for exercising of options            2                          1                                               1
   Net income                                                    --                          713                               713
- ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 1995                       12,358         $124        $8,432        $6,543      2,155   $(1,665)     $13,434
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------




                                                          INTEGRATED BRANDS INC.

                                           Consolidated Statements of Cash Flows


- --------------------------------------------------------------------------------


                                                                         December 30,       December 31,          January 1,
For the year ended                                                               1995               1994                1994
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands)
Cash flows from operating activities:
   Net income                                                                    $713             $1,035                $437
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                               892              1,143                 900
      Minority interest in net income of subsidiary                                27                 19                  15
      Provision for allowance for doubtful accounts                               161                540                 963
      Tax benefit of Swensen's preacquisition NOL                                 167                414                 227
   Increase (decrease) in cash flows from changes in operating assets and liabilities, net of effects of acquisition of certain assets from DCA Food
      Industries, Inc. in 1994:
        Receivables                                                            (1,319)                94                  (5)
        Receivables - affiliates                                                 (528)              (454)                444
        Inventories                                                            (1,102)               105                 983
        Prepaid expenses                                                         (536)                (7)                549
        Other assets                                                              (72)                35                 221
        Trade accounts payable                                                    218                863               1,248
        Income taxes payable                                                      (62)               357                 306
        Payables - affiliates                                                     595                109                  11
        Accrued marketing expenses and other
           accrued liabilities                                                   (505)              (375)                730
        Liability for lease terminations                                          (76)              (117)                (43)
- --------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating
                activities                                                     (1,427)             3,761               6,986
- --------------------------------------------------------------------------------------------------------------------------------

- --------------------------------------------------------------------------------




                                                          INTEGRATED BRANDS INC.

                                           Consolidated Statements of Cash Flows





- --------------------------------------------------------------------------------------------------------------------------------
                                                                         December 30,       December 31,          January 1,
For the year ended                                                               1995               1994                1994
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Cash flows from investing activities:
   Acquisition of certain assets from General
      Mills, Inc.                                                             (4,521)
   Capital expenditures                                                         (247)               (464)               (260)
   Investment in Heidi's                                                          32                 154                (256)
   Purchase of franchise and territorial rights                                                                           (4)
- ---------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                              (4,736)               (310)               (520)
- ---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                         (250)               (849)             (5,094)
   Proceeds from long-term debt                                                4,639                                      75
   Purchase of treasury stock                                                                     (1,450)
- ---------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in)
                financing activities                                           4,389              (2,299)             (5,019)
- ---------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                       (1,774)              1,152               1,447
Cash and cash equivalents, beginning of year                                   3,860               2,708               1,261
- ---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                        $2,086              $3,860              $2,708
=================================================================================================================================

                    See accompanying notes to consolidated financial statements.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


     1.   Organization,                 Organization and business
          Business and
          Summary of
          Accounting Policies           The Company was incorporated in
                                        September 1985 and commenced operations
                                        on December 23, 1985 as Steve's Homemade
                                        Ice Cream, Inc. In August 1988, the
                                        Company completed the acquisition of
                                        Swensen's Inc. ("Swensen's") and it's
                                        wholly-owned subsidiaries. In August
                                        1990, the Company acquired a sixty
                                        percent interest in American Glace, Inc.
                                        In July 1995, the Company changed its
                                        name to INTEGRATED BRANDS INC. to more
                                        appropriately reflect the breadth of the Company's business. INTEGRATED BRANDS
                                        INC. and its subsidiaries, are
                                        collectively referred to herein as the
                                        "Company".

                                        The Company markets, distributes and
                                        sells a variety of branded frozen
                                        dessert products to supermarkets,
                                        grocery stores, club stores, gourmet
                                        shops, delicatessens and convenience
                                        stores. The Company currently franchises ice cream parlors, dip shoppes and family style restaurants throughout the United States and certain foreign countries. Total revenues from foreign sources are not material.

                                        Principles of consolidation

                                        The accompanying consolidated financial
                                        statements include the accounts of the
                                        Company and its subsidiaries except
                                        Heidi's Frozen Yogurt Shoppes, Inc.
                                        ("Heidi's"). All material intercompany
                                        balances and transactions have been
                                        eliminated in consolidation. On April 9, 1993, Heidi's and its subsidiary filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court. The Company's investment in Heidi's is stated at cost because of the uncertainty of the future control of Heidi's. Prior to April 9, 1993, Heidi's was not consolidated because control was considered likely to be temporary.

                                        Fiscal year

                                        The Company utilizes a 52/53 week
                                        financial year which ends on the
                                        Saturday closest to December 31.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                        Single Store Franchise Income

                                        A portion of single store franchise fees are paid upon application for a franchise, which amount becomes nonrefundable, and the balance is payable sixty days prior to the opening of the store. Single store franchise fees are recorded as revenue when the franchise application is approved, cash payments are received, and substantially all services required under the agreement are performed.

                                        Concentrations of Credit Risk

                                        Financial instruments which potentially
                                        subject the Company to considerations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. The Company attempts to minimize credit risk with respect to accounts receivable by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly. The Company establishes an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                                        Use of estimates

                                        In preparing financial statements in
                                        conformity with generally accepted
                                        accounting principles, management is
                                        required to make estimates and
                                        assumptions that affect the reported
                                        amounts of assets and liabilities and
                                        the disclosure of contingent assets and
                                        liabilities. Actual results could differ from those estimates.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                        Inventories

                                        Inventories consist primarily of ice
                                        cream and frozen dessert products, food
                                        supplies and packaging. Inventories are
                                        stated at the lower of average cost
                                        (which approximates the first-in,
                                        first-out method) or market.

                                        Product Introductory Costs

                                        The Company capitalizes certain
                                        marketing and promotional costs incurred to develop a market for new as well as existing products throughout the United States. These costs are amortized over a twelve-month period. Amortization expenses of product introductory cost was $2,504,000, $1,008,000 and
                                        $2,820,000 for fiscal 1995, 1994 and
                                        1993, respectively.

                                        Improvements and equipment

                                        Depreciation of equipment and
                                        amortization of leasehold improvements
                                        are provided on a straight-line basis
                                        over estimated useful lives of the
                                        assets or the lease term, whichever is
                                        shorter.

                                        Intangible assets

                                        The Company amortizes trademarks and
                                        license, franchise and territorial
                                        agreements on a straight-line basis over periods ranging primarily from 8 to 40 years. Management evaluates the continuing realizability of the intangible assets by assessing future value associated with these intangibles based upon the projected future revenues.

                                        Per Share Data

                                        Earnings per share of common stock were
                                        computed by dividing net income by the
                                        weighted average number of shares of
                                        common stock outstanding during each of
                                        the periods presented. Common equivalent shares were included in the weighted average number of shares outstanding for 1995, 1994 and 1993. The common equivalent shares result from issuance
                                        upon the assumed exercise of warrants
                                        and options under the treasury stock
                                        method.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                        Cash Flows

                                        The Company considers all highly liquid
                                        instruments with a maturity of three
                                        months or less when purchased to be cash equivalents.

                                        Prospective Accounting Changes

                                        In March 1995, the Financial Accounting
                                        Standards Board issued Statement of
                                        Financial Accounting Standards Number
                                        121 "Accounting for the Impairment of
                                        long-lived assets and for long-lived
                                        assets to be disposed of ("SFAS Number
                                        121"). SFAS Number 121 is effective for
                                        fiscal year beginning after December 15, 1995. SFAS Number 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting SFAS Number 121 is not expected to be material.

                                        The Financial Accounting Standards Board
                                        Issued Statement of Financial Accounting
                                        Standard Number 123 "Accounting for
                                        Stock-Based Compensation" ("SFAS Number
                                        123") in October 1995. Statement Number
                                        123 encourages companies to recognize
                                        expense for stock options and other
                                        stock-based employee compensation plans
                                        based on their fair value at the date of grant. As permitted by Statement Number 123, the Company plans to continue to apply its current accounting policy under APB Opinion Number 25 "Accounting for Stock Issued to Employees" in 1996 and future years, and will provide disclosure of the pro forma impact on net income and earnings per share as if the fair value-based method had been applied.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


     2.   Acquisitions                  (a) In August 1995, the Company
                                            purchased the rights to Colombo
                                            brand hard packed prepackaged frozen
                                            dessert product line from General
                                            Mills for $4,500,000, plus certain
                                            inventory. The Company also entered
                                            into long-term exclusive license
                                            agreements for the United States and
                                            Canada for the use of the Colombo,
                                            Trix, Count Chocula and Lucky Charms
                                            trademarks which expire December 31,
                                            2015 and for the Betty Crocker
                                            trademark for frozen products
                                            containing ice cream or frozen
                                            yogurt for prepackaged goods for all
                                            sizes, prepackaged novelties such as
                                            pops, bars and sandwiches and
                                            prepackaged frozen dessert
                                            specialties such as ice cream cakes,
                                            pies and brownie sundaes which
                                            expires December 31, 2010. Each
                                            agreement is renewable for an
                                            additional five years if a cash
                                            payment is made.

                                        (b) In June 1994, the Company acquired
                                            certain assets of DCA Food
                                            Industries, Inc. for a total
                                            consideration of up to $1,140,000.
                                            The consideration is payable in
                                            annual installments in each of the
                                            six years ending May 31, 2000 based
                                            upon annual sales of the products in
                                            connection with the acquired assets.
                                            The present value of this estimated
                                            payable, $424,000 and $924,000, is
                                            included in long-term debt at
                                            December 30, 1995 and December 31,
                                            1994, respectively.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


3.   Receivables            Receivables consist of the following:


                                                       1995             1994
- ------------------------------------------------------------------------------
                                                           (In thousands)

Trade accounts receivable                            $4,681           $3,236

Notes receivable, current maturities                    260              386
- ------------------------------------------------------------------------------
                                                      4,941            3,622

Less: allowance for doubtful accounts                   525              364
- ------------------------------------------------------------------------------
                                                     $4,416           $3,258
==============================================================================



4.   Improvements and       Improvements and equipment consist of the following:
         Equipment


                                                                  Depreciable
                                                                         life
                                          1995            1994       in years
- --------------------------------------------------------------------------------
                                                  (in thousands)

Improvements                            $  230         $   230             25

Machinery and equipment                  1,163           1,327         3 - 10

Leasehold improvements                     684             709         3 - 10

Capitalized leases                         145             145         2 - 28
- --------------------------------------------------------------------------------
                                         2,222           2,411

Less: accumulated depreciation
and amortization                         1,119           1,309
- --------------------------------------------------------------------------------
                                        $1,103          $1,102
================================================================================

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


5.   Intangible Assets              Intangible assets consist of the following:




                                                               Estimated useful
                                      1995           1994       lives in years
- --------------------------------------------------------------------------------
                                                 (in thousands)

Trademarks                           $6,800         $7,117          8 - 40

Franchise agreements                  1,299          1,340          4 - 40

Territorial agreements                  945            945         10 - 20
- --------------------------------------------------------------------------------
                                      9,044          9,402

Less: Accumulated
   amortization                       2,967          2,814
- --------------------------------------------------------------------------------
                                     $6,077         $6,588
================================================================================



6.   Long-Term Debt                Long-term debt consists of the following:


                                                          1995           1994
- -------------------------------------------------------------------------------
                                                            (in thousands)

Revolving credit/term loans, unsecured                  $4,825        $   405

Present value of estimated acquisition debt,
unsecured (Note 2 (b))                                     424            924

Other, unsecured                                           323            263
- -------------------------------------------------------------------------------
                                                         5,572          1,592

Less current maturities                                    576            253
- -------------------------------------------------------------------------------
                                                        $4,996         $1,339
===============================================================================

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                        Under a revolving credit facility
                                        entered into December 1994, the Company
                                        can borrow up to $7,500,000 through
                                        December 31, 1997. As of December 30,
                                        1995 the Company borrowed $4,825,000.
                                        Interest is payable monthly on the
                                        unpaid principal balance of borrowings
                                        under this facility at the bank's prime
                                        rate plus 1/2%. The Company has agreed
                                        to pay a fee of 1/8% per annum on the
                                        unused portion of the commitment.

                                        On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996, and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the banks prime rate plus 1/2%. As of March 30, 1996, the Company had available credit of $6,775,000 under the revolving credit facility.

                                        All borrowings under the above amended
                                        agreement are unsecured. The agreement
                                        contains restrictions relating to the
                                        payment of dividends, acquisition of the Company's capital stock, rental obligations, liens, mergers and dispositions of properties, changes in nature of business and indebtedness. In addition, the Company must maintain financial ratios and minimum amounts of working capital, stockholders' equity and investments in subsidiaries.

                                        Current maturities of long-term
                                        liabilities are $576,000 in 1996;
                                        $777,000 in 1997; $679,000 in 1998;
                                        $668,000 in 1999; $668,000 in 2000; and
                                        $2,204,000 in later years.



     7.   Commitments and               (a)   Legal proceedings
          Contingencies

                                              The Company is a party to legal
                                              proceedings and disputes with
                                              franchisees, former franchisees
                                              and others which arose in the
                                              ordinary course of business. In
                                              the opinion of the Company, it is
                                              unlikely that the liabilities, if
                                              any, arising from the legal
                                              proceedings and disputes will have
                                              a material adverse effect on the
                                              Company or its operations.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                        (b)   Contingent lease liabilities

                                              The Company holds master leases or
                                              has guaranteed leases, expiring at
                                              varying dates to 2002, covering
                                              franchised locations. Where the
                                              Company holds the master lease,
                                              these premises have been subleased
                                              to franchisees under terms and
                                              rentals rates substantially the
                                              same as those in master leases. In
                                              a majority of these instances,
                                              franchisees make all lease
                                              payments directly to the
                                              landlords. The Company provides an
                                              estimated liability for lease
                                              terminations in the event of a
                                              default by a franchisee based on
                                              the expected costs of releasing or
                                              settlement with the landlord. The
                                              liability was $352,000 and
                                              $428,000 at December 30, 1995 and
                                              December 31, 1994, respectively.
                                              Aggregate minimum future rental
                                              payments under these leases
                                              approximated $2,086,000 at
                                              December 30, 1995.



     8.   Stockholders'                 (a)   Options outstanding at December
          Equity                              30, 1995 were:


                                                            Exercise price
                                                     ---------------------------
                                           Shares
Description               Expiration      Covered       Per share     Aggregate
- -----------               ----------      -------       ---------     ---------
                                     (in thousands)              (in thousands)

Stock Option Plan           1996            544        $.69 - $1.25     $385
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                               The Board of Directors of the
                                               Company approved a Stock Option
                                               Plan (the "Plan"), under which
                                               non-transferrable options to
                                               purchase up to 1,070,000 shares
                                               of Class A common stock at a fair
                                               market value as determined by the
                                               Board of Directors may be granted
                                               to employees of the Company,
                                               including officers and directors,
                                               consultants and others. As of
                                               December 30, 1995, total of
                                               552,000 options were granted, of
                                               which 8,000 were exercised. At
                                               December 30, 1995, 1,062,000
                                               shares of the Company's
                                               authorized and unissued common
                                               stock were reserved for issuance
                                               upon exercise of the options
                                               above and for the 518,000 shares
                                               available for grant. At December
                                               30, 1995, options for 535,000
                                               shares are exercisable.

                                        (b)    Purchase of treasury stock and
                                               other

                                               During the fiscal year ended
                                               December 31, 1994, the Company
                                               repurchased 2,000,000 shares of
                                               stock for $1,450,000.

                                               During fiscal 1995, the Company
                                               settled certain litigation and
                                               charged operations for the cost
                                               of the settlement of
                                               approximately $753,000. The
                                               settlement included the issuance
                                               of 250,000 shares of common
                                               stock.



     9.   Related Party                 (a)    Calip Dairies, Inc. ("Calip"), an
          Transactions                         ice cream distributor owned by
                                               the Chairman and principal
                                               stockholder of the Company, has
                                               entered into a management
                                               agreement with the Company which
                                               terminates on April 15, 1996.
                                               Under the Agreement, Calip
                                               provides office facilities,
                                               management, administrative and
                                               other personnel, as required, for
                                               the operation of the Company's
                                               business for an annual fee of 10%
                                               of $5,000,000 in gross revenues
                                               and 2% of gross revenues
                                               thereafter. The management fees
                                               were $891,000 in 1995, $751,000
                                               in 1994 and $811,000 in 1993.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


                                               The Company also has a
                                               distribution agreement with Calip
                                               for the distribution of the
                                               Company's products in the New
                                               York Metropolitan region to
                                               customers primarily other than
                                               supermarket chains. The
                                               distribution agreement is
                                               terminable by either party on 30
                                               days' notice. Sales of ice cream
                                               to Calip were $2,751,000 in 1995,
                                               $1,695,000 in 1994 and $544,000
                                               in 1993.

                                        (b)    The Company has acquired a
                                               substantial portion of Heidi's
                                               outstanding liabilities and
                                               claims, including certain bank
                                               notes payable by Heidi's,
                                               subsequent to its 85% purchase of
                                               the outstanding common stock of
                                               Heidi's in 1989. From 1989 to
                                               1994, the Company acquired
                                               liabilities of and claims against
                                               Heidi's of $2,452,000. These
                                               claims against Heidi's are
                                               carried at the Company's cost of
                                               $627,000 at December 30, 1995.

                                               The Company also paid or advanced
                                               funds for legal fees, other
                                               litigation expenses and certain
                                               operating expenses on behalf of
                                               Heidi's. The amounts owed to the
                                               Company for expenses incurred are
                                               payable under collateralized
                                               notes receivable bearing interest
                                               at 12%. At December 30, 1995, the
                                               Company's net secured notes
                                               receivable from Heidi's is
                                               $753,000.

                                               The Company files consolidated
                                               tax returns with Heidi's. The tax
                                               benefit of Heidi's loss to the
                                               consolidated group is treated as
                                               a reduction of the investment in
                                               Heidi's.

                                               The above net receivables and
                                               investment in Heidi's totaled
                                               $1,590,000 and $1,356,000 as of
                                               December 30, 1995 and December
                                               31, 1994, respectively. The
                                               Company has a secured interest in
                                               the Heidi's trademark and all
                                               other assets. In management's
                                               opinion, such interest and the
                                               underlying revenues anticipated
                                               to be generated from the
                                               trademark provides sufficient
                                               collateral to justify the
                                               carrying amount of the Company's
                                               receivables and its investment in
                                               Heidi's at cost.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


     10.  Concentrations of             In November 1992, the Company entered
          Sales to Major                into two distribution agreements with
          Customers                     Edy's Grand Ice Cream ("Edy's") and
                                        Dreyer's Grand Ice Cream, Inc.
                                        ("Dreyers") relating to the distribution of the Company's products. Pursuant to one agreement (the "Local Distribution
                                        Agreement"), Edy's and Dreyer's agreed
                                        to distribute essentially all of the
                                        Company's products to the New York
                                        metropolitan area supermarkets. In
                                        addition, pursuant to a national
                                        distribution agreement (the "National
                                        Distribution Agreement"), Edy's and
                                        Dreyer's agreed to distribute the
                                        Company's TRIX(R) and Yoplait(R)
                                        products and other novelty items
                                        nationwide. The National Distribution
                                        Agreement is exclusive with respect to
                                        certain areas of the country and
                                        non-exclusive to others. The term of the National Distribution Agreement is five years with either party having the right to terminate it upon twelve months notice during the initial five year period. During 1995, several areas which were previously distributed exclusively by Dreyer's and Edy's were handled by other distributors or chain store warehouses. The Local Distribution
                                        Agreement is also for a term of five
                                        years and automatically renews unless
                                        terminated by one party on at least six
                                        months prior notice. Sales to Edy's and
                                        Dreyer's amounted to approximately
                                        $4,231,000, $6,720,000 and $8,268,000
                                        for the years 1995, 1994 and 1993.
                                        Accounts receivable from this customer
                                        were $472,000 and $354,000 at December
                                        30, 1995 and December 31, 1994,
                                        respectively.

                                        Sales to one other major customer
                                        accounted for approximately 10%, 14% and 16% of total revenues in 1995, 1994 and 1993, respectively. Accounts receivable balances from this customer are approximately $144,000 and $369,000 at December 30, 1995 and December 31, 1994, respectively.

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


    11.   Taxes on Income               The components of taxes on income were:


                                    1995             1994            1993
- -----------------------------------------------------------------------------
                                            (in thousands)

Current provision:

   Federal                          $339             $813            $236

   State and local                    73              125             135

   Foreign                            67              108             154
- -----------------------------------------------------------------------------
                                    $479           $1,046            $525
=============================================================================



                                        The Company has a deferred tax asset
                                        resulting primarily from Swensen's
                                        preacquisition net operating loss
                                        carryforward. The deferred tax asset is
                                        fully offset by a valuation allowance.

                                        Swensen's preacquisition net operating
                                        loss carryforward of $2,450,000 is
                                        available to reduce Swensen's future
                                        taxable income at a rate of
                                        approximately $490,000 per year through
                                        2001. The carrying amount of trademarks
                                        and other non-current intangible assets
                                        will be reduced when the benefit is
                                        realized.

                                        The following reconciles the federal
                                        statutory rate with the actual effective rate:

                                            1995        1994        1993
- ---------------------------------------------------------------------------
                                                   (in thousands)
Statutory rate                               34%         34%         34%
Expenses not deductible for tax
   purposes                                   9%          8%         12%
Prior year under (over) accrual              (4%)         3%         (6%)
Unrealized net deferred tax asset             3%          3%          9%
State and local taxes, net of
   federal benefit                            4%          4%         11%
Tax benefits of foreign tax credit           (6%)        (2%)        (5%)
- ----------------------------------------------------------------------------
                                             40%         50%         55%
============================================================================

- --------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                      Notes to Consolidated Financial Statements

- --------------------------------------------------------------------------------


    12.   Supplemental Cash             (a)    Supplemental disclosures of
          Flow Information                      cash flow information:


                                       1995            1994             1993
- --------------------------------------------------------------------------------
                                               (in thousands)

(1)  Interest paid                     $223             $99             $296

(2)  Income taxes paid                  267             240              293


                                        (b)    Supplemental disclosures of
                                               non-cash investing activities:

                                               In 1994, the Company acquired
                                               certain assets of DCA Food
                                               Industries, Inc. for a total
                                               consideration of up to
                                               $1,140,000. The estimated present
                                               value of this payable is recorded
                                               as long-term liabilities (Note
                                               2(b)).

                             INTEGRATED BRANDS INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

===============================================================================




Report of Independent Certified Public Accountants
   on Financial Statement Schedule                                          S-2

Schedule II - Valuation and qualifying accounts                             S-3

Report of Independent Certified Public Accountants
   On Financial Statement Schedule



To the Board of Directors and Shareholders of INTEGRATED BRANDS INC.
Ronkonkoma, New York


The audits referred to in our report dated April 2, 1996 relating to the consolidated financial statements of INTEGRATED BRANDS INC., which is contained in Item 8 of this Form 10-K, included the audit of the accompanying Schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO SEIDMAN, LLP

Mitchel Field, New York
April 2, 1996

- --------------------------------------------------------------------------------




                             INTEGRATED BRANDS INC.


                 Schedule II - Valuation and Qualifying Accounts
================================================================================

For the three years ended
December 30, 1995
- --------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                     ---------------------------------------
                                                              Charged to        Charged to
                                          Balance at               Costs             Other                          Balance at
                                        Beginning of                 and          Accounts                              End of
                                           of Period            Expenses               (1)          Deductions          Period
- --------------------------------------------------------------------------------------------------------------------------------
Year ended December 30, 1995
   allowance for doubtful
   receivable - current                         $364                $175              $245                $259            $525
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994
Allowance for Doubtful
   Receivables - current                        $322                $335               $13                $306            $364
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

Year ended January 1, 1994
Allowance for Doubtful
   Receivables - current                        $508                $758                                  $944            $322
- --------------------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------------------

(1) Reclassification to allowance for doubtful accounts for current receivables from allowance for doubtful accounts for noncurrent receivables.

                                INDEX OF EXHIBITS



EXHIBIT                               DESCRIPTION                      PAGE
- -------                               -----------                      ----

10.31                      License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.32                      License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.33                      License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.34                      License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.35                      Asset Purchase Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.36                      Second Amendment
                           dated March 8, 1996
                           to Credit Agreement
                           with Chemical Bank

22.1                       List of the Company's
                           Subsidiaries

23                         Consent of BDO Seidman LLP

27                         Schedule of Financial Data