Form 10-K/A
period 1995-12-30
INTEGRATED BRANDS INC
filed 1996-04-29
CIK 792643

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

         |X| Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 1995

                                  OR

         [ ]      Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                                     0-15942
                              ---------------------
                              (Commission File No.)


                             INTEGRATED BRANDS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                               11-2778439
- -------------------------------               ---------------------
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

Item 10 - Directors and Executive Officers of Registrant, Item 11 Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, of Registrant's Annual Report on Form 10-K for the year ended December 30, 1995 are hereby amended as set forth in the attached pages.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
- --------  ---------------------------------------------------

                  The directors and executive officers of the Company and their ages and positions are as follows:

                  Name              Age                     Position
                  ----              ---                     --------

         Richard E. Smith             54                 Chairman of the Board,
                                                         Chief Executive
                                                         Officer and Director

         Gary P. Stevens              51                 President, Treasurer
                                                         and Chief Financial
                                                         Officer

         Gerard M. Tucci              46                 Vice President -
                                                         Operations,
                                                         Secretary
                                                         and Director

         David M. Smith               29                 Vice President
                                                         and Director

         David J. Stein               35                 Vice President

         John R. Welty, Jr.           46                 Vice President

         Karl Eller                   67                 Director

         Benjamin Raphan              58                 Director

                  All directors are serving a current term of office which continues until the next annual meeting of stockholders.

                  Richard E. Smith, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since October 1985. Mr. Smith has also been the Chairman of the Board, Secretary and a Director of Calip Dairies, Inc. for more than the past five years. Calip Dairies, Inc. is a major distributor of ice cream products in the New York metropolitan area. Calip Dairies, Inc. also owns the trademark and tradenames of Dolly Madison Ice Cream.

                  Gary P. Stevens, has been the President of the Company since June 1990 and Treasurer and Chief Financial Officer since April 1989. He was Vice Chairman of the Board of the Company from August 1988 until June 1990. Mr. Stevens became a Director of Swensen's, Inc. in October 1987 and served as President of Swensen's, Inc. from October 1987 until June 1990.

                  Gerard M. Tucci, has been the Vice President - Operations and Secretary of the Company since October 1985 and Director of the Company since December 1989. Mr. Tucci has also been the Vice President - Operations of Calip Dairies, Inc. since 1981.

                  John R. Welty, Jr., has been the President of Swensen's, Inc. and Vice President of the Company since June 1990. From November 1986 through October 1987, he was Group Vice President -Corporate Operations and from October 1987 through May 1990, he served as Executive Vice President of Swensen's, Inc.

                  David M. Smith, has been a Vice President of the Company since December 1989 and its Executive Director of Marketing and New Product Development since August 1988. Mr. Smith has been a director of the Company since September 1993.

                  David J. Stein, has been a Vice President of the Company since December 1989 and its Executive Director of Marketing and Advertising since August 1988.

                  Karl Eller has been a Director of the Company since September 1993. Since 1992 Mr. Eller has been the President of Eller Outdoor Advertising Co., Inc., an advertising company, and since 1980 the Chairman of the Board of Red River Resources, Inc., a holding company. From 1983 through 1990 Mr. Eller was the Chairman and Chief Executive Officer of The Circle K Corporation, an owner and operator of convenience stores. The Circle K Corporation filed a petition under Chapter 11 of the United States Bankruptcy Code in May 1990. From 1980 to 1987 he was the Chairman of the Board of Swensen's, Inc. Mr. Eller currently serves on the Board of Directors of Inter-Tel, Inc., a telephone communications company, El Dorado Company, an investment company, and the Phoenix Suns of the National Basketball Association.

                  Benjamin Raphan has been a Director of the Company since September 1993. Mr. Raphan has been a partner at Tenzer Greenblatt LLP, the Company's general counsel, since 1970.

Item 11. Executive Compensation.
- -------- -----------------------

                  The following table discloses the compensation awarded by the Company, for the three fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 to Mr. Gary P. Stevens, its President and Chief Financial Officer, Mr. John R. Welty, Jr., the President of Swensen's, Inc. and a Vice President of the Company, and Mr. David J. Stein, Vice President, and Executive Director of Marketing and Advertising of the Company, who were the only executive officers of the Company whose salaries equaled or exceeded $100,000 during the 1995 fiscal year.

                           Summary Compensation Table
                           --------------------------

                                                         Annual                          Long Term
Name and Principal                  Year              Compensation                      Compensation
- ------------------                  ----       -------------------------------          ------------
Position(1)                                    Salary($)               Bonus($)         Options (#)
- -----------                                    ---------               --------         -----------

Gary P. Stevens                     1995       130,776                                     -
President, Chief                    1994       130,548
Financial Officer and               1993       130,548                 20,000           85,000(2)
Treasurer

John R. Welty, Jr.                  1995       119,548                                     -
Vice President,                     1994       119,548                                     -
President of                        1993       112,184                                  50,000(3)
Swensen's Inc.

David J. Stein                      1995       102,231
Vice President                      1994        57,840
and Executive                       1993        53,350                                  50,000(4)
Director of Marketing
and Advertising

- ----------------

(1) Richard E. Smith, the Chairman of the Board and Chief Executive Officer of the Company, Gerard M. Tucci, the Vice President-Operations and Secretary of the Company and David
          M. Smith, a Vice President of the Company are paid by other companies affiliated with Mr. Richard Smith. Pursuant to the terms of the Management Agreement with the Company, Calip Dairies, Inc., receives a management fee for providing a portion of the management, administrative and other personnel as required by the Company. The management fee for the year ended December 30, 1995 was $891,000. See Certain Relationships and Related Transactions.

(2) The options to Mr. Stevens were granted on July 18, 1991 with an exercise price of $.6875 per share, subject to vesting over a five-year period as follows: 23,000 shares in 1991, 17,000 shares in 1992 and 15,000 shares in each of 1993, 1994 and 1995. On July 18, 1991 the Company cancelled options issued to Mr. Stevens to purchase 10,000 shares at $1.12 per share.

(3) The options to Mr. Welty were granted on July 18, 1991 with an exercise price of $.6875 per share, subject to vesting over a five-year period as follows: 14,500 shares in 1991, 10,000 shares in 1992 and 8,500 shares in each of 1993, 1994 and 1995. On July 18, 1991 the Company cancelled options issued to Mr. Welty to purchase 7,500 shares at $1.12 per share.

(4) The options to Mr. Stein were granted on July 18, 1991 with an exercise price of $.6875 per share, subject to vesting over a five-year period as follows: 13,000 shares in 1991, 10,000 shares in 1992 and 9,000 shares in 1993, 1994 and
          1995. On July 18, 1991 the Company cancelled options issued to Mr. Stein to purchase 5,000 shares at $1.12 per share.

                  The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 30, 1995. During such fiscal year no stock options were exercised.

                        Aggregate Year-End Option Values
                        --------------------------------

                                                                                            Value of
                                                              Number of                     Unexercised
                                                              Unexercised                   In-the-Money
                                                              Options at                    Options at
                                                             December 30,1995             December 30,1995
                    Shares                                ------------------------        ----------------
                  Acquired on          Value Rea-         Exerci-         Unexer-        Exerci-       Unexer-
Name              Exercise (#)         lized ($)          sable           cisable        sable         cisable
- ----              ------------         ----------         -------         -------        -------       -------

Gary P.                   -                 -             85,000                         $ 90,312
  Stevens

John R.                   -                 -             50,000                         $ 53,125
  Welty, Jr.

David J.                  -                 -             50,000                         $ 53,125
  Stein


Stock Option Plan

                  The Company has adopted a Stock Option Plan (the "Plan") pursuant to which 1,070,000 shares of the Company's Common Stock have been reserved for issuance to key employees, officers, agents, consultants and others upon exercise of options designated as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or "nonqualified options."

                  The exercise price of any option which may be granted under the Plan must not be less than the fair market value of the Company's Common Stock on the date of grant. With respect to any participant who owns more than 10% of the Company's outstanding voting stock, the exercise price of an incentive stock option must be not less than 110% of fair market value of the stock on the date of grant. In the event the Company's Common Stock is not publicly traded at the time an option is granted, fair market value will be determined by the Board of Directors or a committee of the Board of Directors. The Plan contains antidilution provisions authorizing appropriate adjustments in certain circumstances. Shares of the Company's Common Stock subject to options which expire without being exercised or which are cancelled as a result of cessation of employment, are available for further grants.

                  The Plan is administered by the entire Board of Directors or by a committee appointed by the Board of Directors. A member of the committee is not eligible to participate in the Plan while a member of the committee. Options granted under the Plan are generally exercisable within 5 years from the date of grant. Options are not transferable or assignable, except upon the death of the optionee. Options may be exercised only while the optionee is employed by the Company and, under certain circumstances, for three months thereafter, except that, in the event of death while employed or within three months after termination of employment, options may be exercised during a 12-month period following death. The Company may not, in the aggregate, grant incentive stock options that are first exercisable by an optionee in any calendar year to the extent that the aggregate fair market value of the underlying stock (determined at the date of grant) exceeds $100,000. In July 1991, options for 147,500 shares at an exercise price of $1.12 per share were cancelled and options to purchase an aggregate of 479,050 shares were granted under the Plan at an exercise price of $.6875 per share. Each exercise price was the mean between the bid and asked market price of said shares at the time of grant. No options were exercised through April 26, 1996. Messrs. Stevens, Tucci, Welty, Stein and David Smith received 85,000, 100,000, 50,000, 50,000 and 20,000 options, respectively.

Compensation Committee Interlocks and
  Insider Participation In Compensation Decisions

          The Company does not have a Compensation Committee of its Board of Directors or other committee performing similar functions. Decisions as to compensation are made by the Company's Board of Directors based primarily upon recommendations made by Mr. Richard E. Smith, the Company's Chairman of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- -------- ---------------------------------------------------------------

          The following table sets forth certain information regarding the Common Stock owned on April 26, 1996 (i) by each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) by each of the Company's directors and (iii) by all directors and officers as a group:

                                                                     Amount and
                                                                      Nature of
                      Name and Address                               Beneficial                    Percent
                     of Beneficial Owner                            Ownership(1)                   of Class
                     -------------------                            ------------                   --------

Richard E. Smith
4175 Veterans Highway
Ronkonkoma, New York  11779.................................          2,547,200                    24.9%

Gerard M. Tucci (2)
4175 Veterans Highway
Ronkonkoma, New York  11779.................................            168,568                     1.6%

Karl Eller
Red River Resources, Inc.
2122 East Highland Avenue
Suite 425
Phoenix, Arizona 85016......................................            100,000                     1.0%

Benjamin Raphan
c/o Tenzer Greenblatt LLP
405 Lexington Avenue
New York, New York  10174...................................            164,100                     1.6%

David M. Smith (3)
4175 Veterans Highway
Ronkonkoma, New York  11779.................................            537,000                     5.3%

Directors and officers as a
group (8 persons) (4) ......................................          4,070,729                    39.2%

- ----------------------------

(1) A person is deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. The named individuals have sole voting and investment power with respect to the shares held by them.

(2) Includes 85,000 shares of stock issuable upon the exercise of stock options exercisable as of April 26, 1996 issued under the Company's stock option plan.

(3) Includes 20,000 shares of Stock issuable upon the exercise of stock options exercisable as of April 26, 1996 issued under the Company's stock option plan.

(4) Includes 185,000 shares of stock issuable upon the exercise of stock options held by certain of the Company's executive officers exercisable as of April 26, 1996 issued under the Company's stock option plan. Also includes 1,535 shares of Common Stock as to which one of the executive officers disclaims beneficial ownership.

Item 13.  Certain Relationships and Related Transactions.
- --------  -----------------------------------------------

          On September 1, 1994, the Company purchased one million shares of common stock from Red River Resources, Inc. at the price of $0.70 per share. Karl Eller, a director of the Company, is the sole stockholder of Red River Resources, Inc.

          On September 1, 1994, the Company purchased one million shares of common stock from Andal Corp. at the price of $0.75 per share. At the time of the purchase Andal Corp. owned in excess of 10% of the outstanding Common Stock of the Company.

          The Company has entered into an agreement with Calip Dairies, Inc. (the "Distributor") terminable on 30 days' notice, to sell to the Distributor at an agreed upon price, the Company's products for distribution to certain retail outlets in New York, New Jersey, southern Connecticut and the Philadelphia-Delaware areas. The Company believes that the price at which the Company's products are sold to the Distributor is competitive with the prices generally paid by distributors for similar products in the New York metropolitan area. Sales of ice cream to the Distributor for the year ended December 30, 1995 were approximately $2,751,000.

          Certain officers of the Company are also officers of the Distributor and will be obtaining customers and site locations for T & W dip shops as well as for Steve's Ice Cream Stores and Swensen's Ice Cream Shoppes. While the Company believes that desirable locations for T & W dip shops, Steve's Ice Cream Stores and Swensen's Ice Cream Shoppes are different for the most part, there will be some overlap, and there can be no assurance that such decisions will not adversely affect the Company.

          On April 15, 1986, the Company entered into a Management Agreement with the Distributor which, as extended in April 1992, expires April 15, 1998. Pursuant to the terms of the Management Agreement, the Distributor will provide a portion of the management, administrative and other personnel required for the operation of the Company's business until April 15, 1998. For the services provided by the Distributor, the Distributor will receive an annual management fee equal to 10% of the gross revenues of the Company, up to $5,000,000 in gross revenues, and 2% of gross revenues thereafter up to a maximum annual fee of $1,000,000. In addition, the Distributor is entitled to receive an additional incentive management fee equal to 5% of the Company's annual net after tax income in excess of $3,000,000. While the Management Agreement was not negotiated at arms' length, the Company believes that the terms of the Management Agreement are fair. The management fee for the year ended December 30, 1995 was approximately $891,000.

          During the year ended December 30, 1995, the Company paid Tenzer Greenblatt LLP, general counsel to the Company, approximately $141,654 for legal fees. Mr. Benjamin Raphan, a director of the Company, is a partner in Tenzer Greenblatt LLP.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTEGRATED BRANDS, INC.

Dated: April 26, 1996
                                           ---------------------------------
                                           Name:   Gary P. Stevens
                                           Title:  President