Form 10-Q
INTEGRATED BRANDS INC
filed 1996-05-20
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended  March 30, 1996.
                                --------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to                   \
                               -----------  -------------------

Commission file number 0 - 15942

                             INTEGRATED BRANDS INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New Jersey
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   11-2778439
                       ----------------------------------
                      (I.R.S. Employer Identification No.)


                   4175 Veterans Highway, Ronkonkoma, NY 11779
                -------------------------------------------------
               (Address of principal executive offices - Zip code)


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

                                    Yes   X     No
                                        -----      -----

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

                                   Yes         No
                                      ------     ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 10, 1996.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 10,103,288
                                                           ----------

                             INTEGRATED BRANDS, INC.

                                    Form 10-Q

                                 March 30, 1996


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

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 30,        December 30,
                                                         1996               1995
--------------------------------------------------------------------------------------
                                                      (Unaudited)
                                                                (In thousands)
Assets

Current Assets:
     Cash and cash equivalents                          $ 1,273            $ 2,086
     Receivables                                          5,964              4,416
     Receivables - affiliates                             1,180              1,043
     Inventories                                          2,295              2,089
     Prepaid market introductory expenses                 2,235                701
     Other prepaid expenses                                 422                281
--------------------------------------------------------------------------------------

     Total Current Assets                                13,369             10,616


Improvements and equipment,
     at cost, - net of accumulated
     depreciation and amortization                        1,696              1,103

Other assets:
     License agreements - net of accumulated
      amortization of $977,000 and $878,000               6,371              6,470
     Intangible assets, at cost - net of
      accumulated amortization of $3,048,000
      and $2,967,000                                      5,997              6,077
     Investment in Heidi's                                1,447              1,590
     Other                                                  525                521
--------------------------------------------------------------------------------------

Total assets                                            $29,405            $26,377
======================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                                       March 30,         December 30,
                                                                         1996               1995
-------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                              (In thousands)
Liabilities and Stockholders' Equity

Liabilities:
     Current maturities of long-term debt                              $    716             $    576
     Trade accounts payable                                               6,749                4,244
     Income taxes payable                                                   213                  465
     Payable - affiliates                                                   995                  902
     Accrued marketing expenses                                             106                  162
     Other accrued liabilities                                            1,289                1,021
     Liability for lease terminations                                       110                  110
-------------------------------------------------------------------------------------------------------

Current Liabilities                                                      10,178                7,480

Long-term debt, less current maturities                                   5,166                4,996

Liability for lease terminations,
     net of current portion                                                 242                  242
-------------------------------------------------------------------------------------------------------

Total liabilities                                                        15,586               12,718
-------------------------------------------------------------------------------------------------------

Minority interest                                                           224                  225
-------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:
     Class A common stock, $.01 par
      value 20,000,000 shares authorized;
      12,357,903 shares issued                                              124                  124
     Paid-in capital                                                      8,432                8,432
     Retained earnings                                                    6,811                6,543
     Treasury stock, at cost 2,254,615 and 2,154,615 shares              (1,772)              (1,665)
-------------------------------------------------------------------------------------------------------

Total stockholders' equity                                               13,595               13,434
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                             $ 29,405             $ 26,377
=======================================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                              Thirteen Weeks Ended
                                                                  (Unaudited)
--------------------------------------------------------------------------------------
                                                         March 30,           April 1,
                                                           1996               1995
--------------------------------------------------------------------------------------
                                                             (In thousands, except
                                                               per share amount)
Revenues:
  Net sales                                               $ 6,855            $ 4,631
  Store operations                                            815                950
  Franchise revenue                                           448                385
  Other                                                        44                 55
--------------------------------------------------------------------------------------
                                                            8,162              6,021

--------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                        3,852              2,839
  Store operations                                            828                905
  Selling, general and administrative expenses              2,829              2,205
  Interest                                                    117                 39
--------------------------------------------------------------------------------------
                                                            7,626              5,988

--------------------------------------------------------------------------------------

Income before taxes on income                                 536                 33

Taxes on income                                               268                 17
--------------------------------------------------------------------------------------

Net income                                                $   268            $    16
======================================================================================

Earnings per common share                                 $   .03                nil
======================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                              10,386             10,235
======================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED MARCH 30, 1996


                                     Common Stock
                                                 Par        Paid-in    Retained       Treasury
                                 Shares         Value       Capital    Earnings        Stock        Total
-------------------------------------------------------------------------------------------------------------
                                      (Unaudited
                                    (In thousands)
Balance, December 30, 1995       12,358       $   124       $ 8,432      $ 6,543      $(1,665)      $13,434

Purchase of treasury stock                                                               (107)         (107)

Net income for the
 thirteen weeks ended
 March 30, 1996                                                              268                        268
-------------------------------------------------------------------------------------------------------------

Balance, March 30, 1996          12,358       $   124       $ 8,432      $ 6,811      $(1,772)      $13,595
=============================================================================================================

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                   Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------
                                                                                 March 30,         April 1,
                                                                                   1996              1995
-------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Cash Flows from Operating Activities
  Net income                                                                      $   268           $    16

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
      Depreciation and amortization                                                   272               220
      Provision for doubtful accounts                                                 110                50
      Minority interest in net income of subsidiary                                     1                 8

  Increase (decrease) in cash flows from changes in operating assets and liabilities:
      Receivables                                                                  (1,658)             (682)
      Receivables - affiliates                                                        (27)             (268)
      Inventories                                                                    (206)               17
      Prepaid expenses and other                                                   (1,675)             (699)
      Other assets                                                                     (4)               36
      Trade accounts payable and accrued liabilities                                2,465              (476)
      Payables - affiliates                                                            93               273
-------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                (361)           (1,505)
-------------------------------------------------------------------------------------------------------------

     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)






                                                            Thirteen Weeks Ended
------------------------------------------------------------------------------------
                                                          March 30,        April 1,
                                                            1996             1995
------------------------------------------------------------------------------------
                                                                 (Unaudited)
                                                                (In thousands)
Cash Flows from Investing Activities:

  Capital expenditures                                     (651)

------------------------------------------------------------------------------------
  Net cash used in investing activities                    (651)
------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from long-term debt                              450
  Principal payments on long-term debt                     (144)              (88)
  Purchase of treasury stock                               (107)
  Exercise of stock options by employee                                         1
------------------------------------------------------------------------------------
  Net cash used in financing activities                     199               (87)
------------------------------------------------------------------------------------
Net change in cash and cash equivalents                    (813)           (1,592)

Cash and cash equivalents, beginning of period            2,086             3,860
------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                $ 1,273           $ 2,268
====================================================================================

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

            The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain 1995 balances were reclassified to conform to 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 30, 1995.

            The results of operations for the thirteen weeks ended March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3      EARNINGS PER COMMON SHARE

            Earnings per share of common stock for the thirteen weeks ended March 30, 1996 and April 1, 1995 was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 216,000 and 281,000 common equivalent shares were included in the weighted average number of shares for the thirteen weeks ended March 30, 1996 and April 1, 1995, respectively. The common stock equivalent shares result from shares issuable upon the exercise of warrants or options under the treasury stock method.


NOTE 4      ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

            The Company has adopted Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of ("SFAS Numbers 121"). The impact of adopting SFAS Number 121 was not material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Thirteen weeks ended March 30, 1996 vs. thirteen weeks ended April 1, 1995.

            Total revenue for the thirteen weeks ended March 30, 1996 increased to $8,162,000 from $6,021,000 for the thirteen weeks ended April 1, 1995. Prepackaged frozen dessert sales increased to $5,500,000 for the thirteen weeks ended March 30, 1996 from $3,232,000 for the thirteen weeks ended April 1, 1995. The increase in revenues in prepackaged frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets and the acquisition in August 1995 of the right to manufacture and sell the Colombo brand frozen desserts in hard pack containers. The reduction in bulk frozen dessert sales resulted from the decline in the number of domestic franchise and company-owned stores in operation. The decrease in revenue from store operations of $135,000 was due to the permanent closing of one company-owned store in February 1995 and the temporary closing in November 1995 of the company-owned store located in Paradise Valley, Arizona for remodeling and conversion to a company-owned Jerry Tucci's Pizza & Pasta Restaurant, a prototype Italian restaurant concept being developed by the Company. This restaurant reopened in March 1996.

            The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended March 30, 1996 and April 1, 1995, respectively.

                                                     Thirteen Weeks Ended
            --------------------------------------------------------------------
                                                  March 30,          April 1,
                                                    1996              1995
            --------------------------------------------------------------------

            Prepackaged Frozen Dessert Sales     $5,500,000        $3,232,000
            Bulk Frozen Dessert Sales             1,093,000         1,203,000
            Other sales                             262,000           196,000
            --------------------------------------------------------------------
            Total sales                          $6,855,000        $4,631,000
            ====================================================================

            The Company's sales of bulk and prepackaged frozen desserts comprised 81% of the total revenues for the thirteen weeks ended March 30, 1996 as compared to 74% of the total revenues for the thirteen weeks ended April 1, 1995.

            The gross profit percentage increased to 44% for the thirteen weeks ended March 30, 1996 as compared to 39% for the thirteen weeks ended April 1, 1995. The increase is due primarily to the increased sales of higher margin products in 1996 as compared to 1995.

            Selling, general and administrative expenses increased to $2,829,0000 for the thirteen weeks ended March 30, 1996 as compared to $2,205,000 for the thirteen weeks ended April 1, 1995. This increase is primarily attributable to the increased product support and selling expenses including product introductory expenses incurred in the thirteen weeks ended March 30, 1996 in excess of such expenses for the thirteen weeks ended April 1, 1995.

            Net income for the thirteen weeks ended March 30, 1996 was $268,000 as compared to $16,000 for the thirteen weeks ended April 1, 1995. The increase is primarily attributable to the increase in gross profit dollars for the thirteen weeks ended March 30, 1996 as compared to the same period in 1995, offset by the increase in product support and selling expenses and higher taxes on income. The Company anticipates continued increased spending in 1996 for product introductory expenses in an effort to increase revenues and market share, which may have an adverse short-term effect on net income.


            Liquidity and Capital Resources

            Net cash used in operations was $361,000 for the thirteen weeks ended March 30, 1996 as compared to net cash used in operations of $1,505,000 for the thirteen weeks ended April 1, 1995.


            Working capital on March 30, 1996 was $3,191,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations and the additional funds to support the Company's growth for the current fiscal year.

PART II.    OTHER INFORMATION

            ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

            No reports on Form 8-K were filed by the registrant during the thirteen weeks ended March 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 17, 1996                       INTEGRATED BRANDS INC.
                                         ----------------------




                                         By:  /s/
                                             -------------------------------
                                              Gary P. Stevens, President
                                              and Chief Financial and
                                              Accounting Officer