Form 10-Q
period 1996-06-30
INTEGRATED BRANDS INC
filed 1996-08-19
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended June 29, 1996.
                               --------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0 - 15942

                             INTEGRATED BRANDS INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   New Jersey
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   11-2778439
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


                   4175 Veterans Highway, Ronkonkoma, NY 11779
- --------------------------------------------------------------------------------
               (Address of principal executive offices - Zip code)


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

                              Yes         No
                                  -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 12, 1996.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 10,103,288
                                                           -----------

                             INTEGRATED BRANDS INC.

                                    Form 10-Q

                                  June 29, 1996


                                TABLE OF CONTENTS

Part I. - Financial Information

                          Item 1. Financial statements

                                  Condensed Consolidated Balance Sheets                             3

                                  Condensed Consolidated Statements of
                                   Operations                                                       5

                                  Condensed Consolidated Statement of
                                   Stockholders' Equity                                             7

                                  Condensed Consolidated Statements of
                                   Cash Flows                                                       8

                                  Notes to Condensed Consolidated
                                   Financial Statements                                             9

                          Item 2. Management's Discussion and Analysis
                                   of Financial Condition and Results
                                   of Operations                                                   11

Part II. - Other Information

                          Item 6. Exhibits and Reports on Form 8-K                                 13

                                  Signature                                                        14


PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               June 29,          December 30,
                                                                                1996                 1995
- -------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                                       (In thousands)

Assets

Current Assets:
     Cash and cash equivalents                                                 $     951                $  2,086
     Receivables                                                                  12,103                   4,416
     Receivables - affiliates                                                      1,614                   1,043
     Inventories                                                                   2,838                   2,089
     Prepaid product introductory expenses                                         4,031                     701
     Other prepaid expenses                                                          425                     281
- -------------------------------------------------------------------------------------------------------------------

     Total Current Assets                                                         21,962                  10,616

Improvements and equipment,
     at cost, - net of accumulated
     depreciation and amortization                                                 1,834                   1,103

Other assets:
     License agreements - net of accumulated
      amortization of $1,078,000 and $878,000                                      6,270                   6,470
     Intangible assets, at cost - net of
      accumulated amortization of $3,125,000
      and $2,967,000                                                               5,920                   6,077
     Investment in Heidi's                                                         1,394                   1,590
     Other                                                                           378                     521
- -------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $37,758                 $26,377
- -------------------------------------------------------------------------------------------------------------------


          See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)



                                                                                June 29,         December 30,
                                                                                  1996                1995
- -------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                     (In thousands)

Liabilities and Stockholders' Equity

Liabilities:
     Current maturities of long-term debt                                      $     716           $    576
     Trade accounts payable                                                        9,589              4,244
     Income taxes payable                                                            304                465
     Payable - affiliates                                                          1,240                902
     Accrued marketing expenses                                                    2,048                162
     Other accrued liabilities                                                     1,362              1,021
     Liability for lease terminations                                                110                110
- -------------------------------------------------------------------------------------------------------------------

Current Liabilities                                                               15,369              7,480

Long-term debt, less current maturities                                            8,129              4,996

Liability for lease terminations,
     net of current portion                                                          241                242
- -------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 23,739             12,718
- -------------------------------------------------------------------------------------------------------------------

Minority interest                                                                    221                225
- -------------------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:
     Class A common stock, $.01 par
      value, 20,000,000 shares authorized;
      12,357,903 shares issued                                                       124                124
     Paid-in capital                                                               8,432              8,432
     Retained earnings                                                             7,014              6,543
     Treasury stock, at cost 2,254,615 and 2,154,615 shares                       (1,772)            (1,665)
- -------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        13,798             13,434
- -------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $37,758            $26,377
- -------------------------------------------------------------------------------------------------------------------


          See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                     Thirteen Weeks Ended
- -------------------------------------------------------------------------------------------------------------------
                                                                             June 29,                    July 1,
                                                                              1996                        1995
- -------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                    (In thousands, except
                                                                                       per share amount)

Revenues:
  Net sales                                                                $14,177                     $11,210
  Store operations                                                           1,142                         982
  Franchise revenue                                                            535                         529
  Other                                                                         48                          60
- -------------------------------------------------------------------------------------------------------------------
                                                                            15,902                      12,781

- -------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                         8,133                       6,752
  Store operations                                                           1,143                         893
  Selling, general and administrative expenses                               6,102                       3,557
  Interest                                                                     141                           6
- -------------------------------------------------------------------------------------------------------------------
                                                                            15,519                      11,208

- -------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                  383                       1,573

Taxes on income                                                                180                         704
- -------------------------------------------------------------------------------------------------------------------

Net income                                                                    $203                        $869
- -------------------------------------------------------------------------------------------------------------------

Earnings per common share                                                     $.02                        $.09
- -------------------------------------------------------------------------------------------------------------------

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,339                      10,213
- -------------------------------------------------------------------------------------------------------------------



          See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                   Twenty-Six Weeks Ended
- -------------------------------------------------------------------------------------------------------------------

                                                                             June 29,                    July 1,
                                                                              1996                        1995
- -------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
                                                                                     (In thousands, except
                                                                                        per share amount)

Revenues:
  Net sales                                                                $21,032                     $15,841
  Store operations                                                           1,957                       1,932
  Franchise revenue                                                            983                         914
  Other                                                                         92                         115
- -------------------------------------------------------------------------------------------------------------------
                                                                            24,064                      18,802

- -------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                        11,985                       9,591
  Store operations                                                           1,971                       1,798
  Selling, general and administrative expenses                               8,931                       5,762
  Interest                                                                     258                          45
- -------------------------------------------------------------------------------------------------------------------
                                                                            23,145                      17,196

- -------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                                  919                       1,606

Taxes on income                                                                448                         721
- -------------------------------------------------------------------------------------------------------------------

Net income                                                                    $471                        $885
- -------------------------------------------------------------------------------------------------------------------

Earnings per common share                                                     $.05                        $.09
- -------------------------------------------------------------------------------------------------------------------

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,372                      10,225
- -------------------------------------------------------------------------------------------------------------------



          See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996



                                                   Common Stock
                                                 ------------------
                                                               Par     Paid-in    Retained   Treasury
                                                 Shares       Value    Capital    Earnings      Stock       Total
- -------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited
                                                  (In thousands)

Balance, December 30, 1995                       12,358        $124     $8,432      $6,543    $(1,665)    $13,434

Purchase of treasury stock                                                                       (107)       (107)

Net income for the
 twenty-six weeks ended
 June 29, 1996                                                                         471                    471
- -------------------------------------------------------------------------------------------------------------------

Balance, June 29, 1996                           12,358        $124     $8,432      $7,014    $(1,772)    $13,798
- -------------------------------------------------------------------------------------------------------------------




          See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                     Twenty-six Weeks Ended
- -------------------------------------------------------------------------------------------------------------------
                                                                            June 29,                      July 1,
                                                                              1996                         1995
- -------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                       (In thousands)

Cash Flows from Operating Activities
  Net income                                                                  $471                           $885

  Adjustments to reconcile net income
   to net cash used in
   operating activities:
      Depreciation and amortization                                            703                            440
      Provision for doubtful accounts                                          224                            187
      Minority interest in net income of subsidiary                             (4)                             9

  Increase (decrease) in cash flows from changes in operating assets and liabilities:
      Receivables                                                           (7,911)                        (5,140)
      Receivables - affiliates                                                (571)                        (1,232)
      Inventories                                                             (749)                           (17)
      Prepaid expenses and other                                            (3,474)                        (1,756)
      Other assets                                                             143                             32
      Trade accounts payable and accrued liabilities                         7,409                          5,075
      Payables - affiliates                                                    338                            254
- -------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (3,421)                        (1,263)
- -------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
  Capital expenditures                                                        (880)                           (39)
- -------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                       (880)                           (39)
- -------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                               3,561
  Principal payments on long-term debt                                        (288)                          (136)
  Purchase of treasury stock                                                  (107)
  Exercise of stock options                                                                                     1
- -------------------------------------------------------------------------------------------------------------------

  Net cash provided by (used in) financing activities                        3,166                           (135)
- -------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                     (1,135)                        (1,437)
Cash and cash equivalents, beginning of period                               2,086                          3,860
- -------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                      $951                         $2,423
- -------------------------------------------------------------------------------------------------------------------



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

The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim periods pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain 1995 balances were reclassified to conform to 1996 presentation. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 30, 1995.

The results of operations for the twenty-six weeks ended June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

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

On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996, and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the banks prime rate plus 1/2%. As of June 29, 1996, the Company had available credit of $3,675,000 under the revolving credit facility.

NOTE 3
EARNINGS PER COMMON SHARE

Earnings per share of common stock for the thirteen weeks and the twenty-six weeks ended June 29, 1996 and July 1, 1995 was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 235,000 and 260,000 common equivalent shares were included in the weighted average number of shares for the thirteen weeks ended June 29, 1996 and July 1, 1995, respectively. 235,000 and 272,000 common equivalent shares were included in the weighted average number of shares for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively. The common stock equivalent shares result from shares issuable upon the exercise of options under the treasury stock method.


NOTE 4
ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

Effective December 31, 1995 the Company has adopted Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of ("SFAS Numbers 121"). The impact of adopting SFAS Number 121 was not material.

ITEM 2 -
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Thirteen weeks ended June 29, 1996 vs. thirteen weeks ended July 1, 1995.

Total revenue for the thirteen weeks ended June 29, 1996 increased to $15,902,000 from $12,781,000 for the thirteen weeks ended July 1, 1995. Prepackaged frozen dessert sales for the thirteen weeks ended June 29, 1996 increased to $11,747,000 from $8,984,000 for the thirteen weeks ended July 1, 1995. The increase in revenues and in prepackaged frozen dessert sales was due primarily to the increase in new product authorizations in retail outlets and the acquisition of the Colombo hard pack rights in August 1995. Revenue from store operations increased as a result of the re-opening of a Company owned store.

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended June 29, 1996 and July 1, 1995, respectively.

                                                      Thirteen Weeks Ended
- -------------------------------------------------------------------------------
                                                  June 29,          July 1,
                                                   1996              1995
- -------------------------------------------------------------------------------
Prepackaged Frozen Dessert Sales               $11,747,000       $ 8,984,000
Bulk Frozen Dessert Sales                        2,003,000         1,857,000
Other sales                                        427,000           369,000
- -------------------------------------------------------------------------------
Total sales                                    $14,177,000       $11,210,000
- -------------------------------------------------------------------------------


The Company's sales of bulk and prepackaged frozen desserts comprised 86% of the total revenues for the thirteen weeks ended June 29, 1996 and 85% for the thirteen weeks ended July 1, 1995.


The gross profit percentage increased to 43% for the thirteen weeks ended June 29, 1996 as compared to 40% for the thirteen weeks ended July 1, 1995. The increase is due primarily to a decrease in sales promotions and increased sales of products with higher gross margins.

Selling, general and administrative expenses increased to $6,102,000 for the thirteen weeks ended June 29, 1996 from $3,557,000 for the thirteen weeks ended July 1, 1995. This increase is primarily attributable to the increased product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed products introduced during the second quarter of 1996 in excess of such expenses for the second quarter of 1995.


Net income for the thirteen weeks ended June 29, 1996 was $203,000 as compared to $869,000 for the thirteen weeks ended July 1, 1995. The decrease was primarily attributable to the increase in product support and selling expenses, offset in part by the increased gross profit dollars and reduced taxes on income.

Twenty-six weeks ended June 29, 1996 vs. twenty-six weeks ended July 1, 1995.

Total revenue for the twenty-six weeks ended June 29, 1996 increased to $24,064,000 from $18,802,000 for the twenty-six weeks ended July 1, 1995. Prepackaged frozen dessert sales increased to $17,247,000 for the twenty-six weeks ended June 29, 1996 from $12,216,000 for the twenty-six weeks ended July 1, 1995. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets and the acquisition of the Colombo hard pack rights in August 1995.

The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively.


                                    Twenty-six Weeks Ended
- -------------------------------------------------------------------------------
                                June 29,                  July 1,
                                  1996                     1995
- -------------------------------------------------------------------------------
Prepackaged Frozen Dessert    $17,247,000              $12,216,000
Bulk Frozen Dessert Sales       3,096,000                3,060,000
Other sales                       689,000                  565,000
- -------------------------------------------------------------------------------
      Total sales             $21,032,000              $15,841,000
- -------------------------------------------------------------------------------


The Company's sales of bulk and prepackaged frozen desserts comprised 85% of the total revenues for the twenty-six weeks ended June 29, 1996 and 81% for the twenty-six weeks ended July 1, 1995.

The gross profit percentage increased to 43% for the twenty-six weeks ended June 29, 1996 as compared to 39% for the twenty-six weeks ended July 1, 1995. The increase is due primarily to a decrease in sales promotions during the second quarter of 1996 over the second quarter of 1995, and increased sales of products with higher gross margins.

Selling, general and administrative expenses increased to $8,931,000 for the twenty-six weeks ended June 29, 1996 as compared to $5,762,000 for the twenty-six weeks ended July 1, 1995. This increase is primarily attributable to the increased product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed products introduced during the second quarter of 1996 in excess of such expenses for the second quarter of 1995.

Net income for the twenty-six weeks ended June 29, 1996 was $471,000 as compared to $885,000 for the twenty-six weeks ended July 1, 1995. The decrease was primarily attributable to the increase in product support and selling expenses offset in part by the increased gross profit dollars and reduced taxes on income.


Liquidity and Capital Resources

Net cash used in operations was $3,421,000 for the twenty-six weeks ended June 29, 1996 as compared to net cash used in operations of $1,263,000 for the twenty-six weeks ended July 1, 1995. The increase in cash used in operations resulted mainly from the changes in operating assets and liabilities.


Working capital on June 29, 1996 was $6,593,000. The Company believes this working capital and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year.

PART II.

OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the twenty-six weeks ended June 29, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 16, 1996                          INTEGRATED BRANDS INC.
- ---------------------                          ----------------------




                                               By:  /s/ Gary P. Stevens
                                                   ----------------------------
                                                    Gary P. Stevens, President
                                                    and Chief Financial and
                                                    Accounting Officer