Form 10-K/A
period 1995-12-30
INTEGRATED BRANDS INC
filed 1996-09-25
CIK 792643

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

As of March 15, 1996, there were 10,203,288 shares of the registrant's Common Stock outstanding.

                                INDEX OF EXHIBITS



EXHIBIT                               DESCRIPTION                      PAGE
- -------                               -----------                      ----

10.31*                     License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.32*                     License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.33*                     License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.34*                     License Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.35                      Asset Purchase Agreement
                           dated August 15, 1995
                           between General Mills, Inc.
                           and the Company

10.36                      Second Amendment
                           dated March 8, 1996
                           to Credit Agreement
                           with Chemical Bank

22.1                       List of the Company's
                           Subsidiaries

23                         Consent of BDO Seidman LLP

27                         Schedule of Financial Data



* Pursuant to Rule 24B-2 promulgated under the Securities and Exchange Act of 1934, as amended, confidential treatment has been requested for certain portions of these agreements. Such confidential information has been
   (i)  omitted  from these  agreements,  (ii) marked with  asterisks  (**) and
   (iii)  filed separately with the Securities and Exchange Commission.