Form 10-Q
period 1996-09-28
INTEGRATED BRANDS INC
filed 1996-11-18
CIK 792643

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended September 28, 1996.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------------------

Commission file number 0-15942

                             INTEGRATED BRANDS INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

--------------------------------------------------------------------------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 14, 1996.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 10,103,288
                                                           ----------

                             INTEGRATED BRANDS INC.

                                    Form 10-Q

                               September 28, 1996


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

PART I. FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              September 28,          December 30,
                                                                                   1996                 1995
-------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
                                                                                       (In thousands)

Assets

Current Assets:
     Cash and cash equivalents                                                  $  1,130                $  2,086
     Receivables                                                                   9,809                   4,416
     Receivables - affiliates                                                      1,485                   1,043
     Inventories                                                                   2,138                   2,089
     Prepaid product introductory expenses                                         1,942                     701
     Other prepaid expenses                                                          699                     281
-------------------------------------------------------------------------------------------------------------------


     Total Current Assets                                                         17,203                  10,616


Improvements and equipment,
     at cost - net of accumulated
     depreciation and amortization                                                 1,828                   1,103

Other assets:
     License agreements, at cost - net of accumulated
      amortization of $1,178,000 and $878,000                                      6,170                   6,470
     Intangible assets, at cost - net of
      accumulated amortization of $3,204,000
      and $2,967,000                                                               5,840                   6,077
     Investment in Heidi's                                                         1,340                   1,590
     Other                                                                           354                     521
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $32,735                 $26,377
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)



                                                                             September 28,         December 30,
                                                                                  1996                 1995
-------------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)
                                                                                     (In thousands)

Liabilities and Stockholders' Equity

Liabilities:
     Current maturities of long-term debt                                      $     716           $    576
     Trade accounts payable                                                        5,688              4,244
     Income taxes payable                                                             38                465
     Payable - affiliates                                                            905                902
     Accrued marketing expenses                                                      990                162
     Other accrued liabilities                                                     1,484              1,021
     Liability for lease terminations                                                110                110
-------------------------------------------------------------------------------------------------------------------

Current Liabilities                                                                9,931              7,480

Long-term debt, less current maturities                                            9,599              4,996

Liability for lease terminations,
     net of current portion                                                          131                242
-------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                 19,661             12,718
-------------------------------------------------------------------------------------------------------------------

Minority interest                                                                    218                225
-------------------------------------------------------------------------------------------------------------------


Commitments and contingent liabilities

Stockholders' equity:
     Class A common stock, $.01 par
      value, 20,000,000 shares authorized;
      12,357,903 shares issued                                                       124                124
     Paid-in capital                                                               8,432              8,432
     Retained earnings                                                             6,072              6,543
     Treasury stock, at cost 2,254,615 and 2,154,615 shares                       (1,772)            (1,665)
-------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        12,856             13,434
-------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                       $32,735            $26,377
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                     Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------------

                                                                          September 28,              September 30,
                                                                               1996                       1995
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                                   (In thousands, except
                                                                                      per share amount)

Revenues:
  Net sales                                                                $10,753                     $10,429
  Store operations                                                           1,018                         900
  Franchise revenue                                                            493                         521
  Other                                                                        105                          58
-------------------------------------------------------------------------------------------------------------------
                                                                            12,369                      11,908

-------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                         7,077                       7,012
  Store operations                                                           1,061                         872
  Selling, general and administrative expenses                               5,449                       3,724
  Interest                                                                     208                          83
-------------------------------------------------------------------------------------------------------------------
                                                                            13,795                      11,691

-------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes on income (recovery)                             (1,426)                        217

Taxes on income (recovery)                                                    (484)                         86
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                            $(942)                       $131
===================================================================================================================

Earnings (loss) per common share                                             $(.09)                       $.01
===================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,103                      10,250
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Thirty-Nine Weeks Ended
-------------------------------------------------------------------------------------------------------------------

                                                                        September 28,                September 30,
                                                                              1996                       1995
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
                                                                                  (In thousands, except
                                                                                     per share amount)


Revenues:
  Net sales                                                                $31,785                     $26,270
  Store operations                                                           2,975                       2,832
  Franchise revenue                                                          1,476                       1,435
  Other                                                                        197                         173
-------------------------------------------------------------------------------------------------------------------
                                                                            36,433                      30,710

-------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
  Cost of goods sold                                                        19,062                      16,603
  Store operations                                                           3,032                       2,670
  Selling, general and administrative expenses                              14,380                       9,486
  Interest                                                                     466                         128
-------------------------------------------------------------------------------------------------------------------
                                                                            36,940                      28,887

-------------------------------------------------------------------------------------------------------------------

Income (loss) before taxes on income (recovery)                               (507)                      1,823

Taxes on income (recovery)                                                     (36)                        807
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                            $(471)                     $1,016
===================================================================================================================

Earnings (loss) per common share                                             ($.05)                       $.10
===================================================================================================================

Weighted average number of common
  and common equivalent shares
  outstanding                                                               10,126                      10,233
===================================================================================================================



     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996



                                                   Common Stock
                                                   ------------
                                                               Par     Paid-in    Retained    Treasury
                                                 Shares       Value    Capital    Earnings      Stock       Total
-------------------------------------------------------------------------------------------------------------------
                                                    (Unaudited
                                                  (In thousands)


Balance, December 30, 1995                       12,358        $124     $8,432      $6,543    $(1,665)    $13,434

Purchase of treasury stock                                                                       (107)       (107)

Net loss for the
 thirty-nine weeks ended
 September 28, 1996                                                                   (471)                  (471)
-------------------------------------------------------------------------------------------------------------------

Balance, September 28, 1996                      12,358        $124     $8,432      $6,072    $(1,772)    $12,856
===================================================================================================================




     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                    Thirty-nine Weeks Ended
-------------------------------------------------------------------------------------------------------------------
                                                                          September 28,             September 30,
                                                                                1996                    1995
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
                                                                                       (In thousands)


Cash Flows from Operating Activities
  Net income (loss)                                                          $(471)                        $1,016

  Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
      Depreciation and amortization                                          1,027                            871
      Provision for doubtful accounts                                          338                            239
      Minority interest in net income (loss) of subsidiary                      (7)                            18

  Increase (decrease) in cash flows from changes in operating assets and liabilities:
      Receivables                                                           (5,731)                        (5,203)
      Receivables - affiliates                                                (442)                          (955)
      Inventories                                                              (49)                          (299)
      Prepaid expenses and other                                            (1,659)                          (966)
      Other assets                                                             167                             42
      Trade accounts payable and accrued liabilities                         2,197                          3,197
      Payables - affiliates                                                      3                            612
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                       (4,627)                        (1,428)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:

  Acquisition of long term license agreements                                                              (4,500)
  Capital expenditures                                                        (965)                          (119)
-------------------------------------------------------------------------------------------------------------------

  Net cash used in investing activities                                       (965)                        (4,619)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  Proceeds from long-term debt                                               5,116                          4,500
  Principal payments on long-term debt                                        (373)                          (209)
  Purchase of treasury stock                                                  (107)
  Exercise of stock options                                                                                     1
-------------------------------------------------------------------------------------------------------------------

  Net cash provided by  financing activities                                 4,636                          4,292
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                       (956)                        (1,755)

Cash and cash equivalents, beginning of period                               2,086                          3,860
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                    $1,130                         $2,105
===================================================================================================================


     See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

         The Company was incorporated in September 1985 and commenced operations on December 23, 1985 as Steve's Homemade Ice Cream, Inc. In August 1988, the Company completed the acquisition of Swensen's Inc. (Swensen's) and it's wholly-owned subsidiaries. In August 1990, the Company acquired a sixty percent interest in American Glace, Inc. In July 1995, the Company changed its name to INTEGRATED BRANDS INC. to more appropriately reflect the breadth of the Company's business. INTEGRATED BRANDS INC. and its subsidiaries are collectively referred to herein as the "Company".

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

         The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries except Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's"). All material intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Heidi's is stated at cost. On April 9, 1993, Heidi's and its subsidiary filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court to reorganize Heidi's.

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

         The results of operations for the thirty-nine weeks ended September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996, and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the banks prime rate plus 1/2%. As of September 28, 1996, the Company had available credit of $1,975,000 under the revolving credit facility.

NOTE 3   EARNINGS (LOSS) PER COMMON SHARE

         Earnings per share of common stock for the thirteen weeks and the thirty-nine weeks ended September 30, 1995 was computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 279,000 and 280,000 common equivalent shares were included in the weighted average number of shares for the thirteen and thirty-nine weeks ended September 30, 1995, respectively. The common stock equivalent shares result from shares issuable upon the exercise of options under the treasury stock method. Common stock equivalent shares were anti-dilutive for the thirteen and thirty-nine weeks ended September 28, 1996 and were excluded from the loss per common share calculation.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Thirteen weeks ended September 28, 1996 vs. thirteen weeks ended September 30, 1995.

         Total revenue for the thirteen weeks ended September 28, 1996 increased to $12,369,000 from $11,908,000 for the thirteen weeks ended September 30, 1995. Prepackaged frozen dessert sales for the thirteen weeks ended September 28, 1996 increased to $8,868,000 from $8,692,000 for the thirteen weeks ended September 30, 1995. The industry experienced a decline in sales during the quarter versus the prior year due to cooler than normal summer temperatures. The increase in revenues and in prepackaged frozen dessert sales was due primarily to the increase in new product authorizations in retail outlets and the acquisition of the Colombo hard pack rights in August 1995. Revenue from store operations increased as a result of the re-opening of a Company owned store.

         The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended September 28, 1996 and September 30, 1995, respectively.

                                                   Thirteen Weeks Ended
         --------------------------------------------------------------------


                                               September 28,    September 30,
                                                    1996            1995
         --------------------------------------------------------------------


         Prepackaged Frozen Dessert Sales       $ 8,868,000       $ 8,692,000
         Bulk Frozen Dessert Sales                1,520,000         1,356,000
         Other sales                                365,000           381,000
         --------------------------------------------------------------------


         Total sales                            $10,753,000       $10,429,000
         ====================================================================


         The Company's sales of bulk and prepackaged frozen desserts comprised 84% of the total revenues for the thirteen weeks ended September 28, 1996 and 84% for the thirteen weeks ended September 30, 1995.


         The gross profit percentage increased to 34% for the thirteen weeks ended September 28, 1996 as compared to 33% for the thirteen weeks ended September 30, 1995. The increase is due primarily to the increased sales of products with higher gross margins.

         Selling, general and administrative expenses increased to $5,449,000 for the thirteen weeks ended September 28, 1996 from $3,724,000 for the thirteen weeks ended September 30, 1995. This increase is primarily attributable to the increased product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed products introduced during 1996 in excess of such new product introductions during 1995. The Company believes the incurrence of product introductory expenses is necessary to introduce new products as a result of increasing competition in the frozen dessert novelty category and the proliferation of new products in this category.


         The loss for the thirteen weeks ended September 28, 1996 was $(942,000) as compared to net income of $131,000 for the thirteen weeks ended September 30, 1995. The decrease was primarily attributable to the increase in product support and selling expenses, offset in part by the increased gross profit dollars and reduced taxes on income.

         Thirty-nine weeks ended September 28, 1996 vs. thirty-nine weeks ended September 30, 1995.

         Total revenue for the thirty-nine weeks ended September 28, 1996 increased to $36,443,000 from $30,710,000 for the thirty-nine weeks ended September 30, 1995. Prepackaged frozen dessert sales increased to $26,115,000 for the thirty-nine weeks ended September 28, 1996 from $20,908,000 for the thirty-nine weeks ended September 30, 1995. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets and the acquisition of the Colombo hard pack rights in August 1995.

         The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively.


                                                Thirty-nine Weeks Ended
         -----------------------------------------------------------------------

                                           September 28,       September 30,
                                                1996                1995
         -----------------------------------------------------------------------


         Prepackaged Frozen Dessert         $26,115,000         $20,908,000
         Bulk Frozen Dessert Sales            4,616,000           4,416,000
         Other sales                          1,054,000             946,000
         -----------------------------------------------------------------------


               Total sales                  $31,785,000         $26,270,000
         =======================================================================


         The Company's sales of bulk and prepackaged frozen desserts comprised 84% of the total revenues for the thirty-nine weeks ended September 28, 1996 and 82% for the thirty-nine weeks ended September 30, 1995.

         The gross profit percentage increased to 40% for the thirty-nine weeks ended September 28, 1996 as compared to 37% for the thirty-nine weeks ended September 30, 1995. The increase is due primarily to a decrease in sales promotions during the first and second quarters of 1996 over the respective periods in 1995 and increased sales of products with higher gross margins.

         Selling, general and administrative expenses increased to $14,380,000 for the thirty-nine weeks ended September 28, 1996 as compared to $9,486,000 for the thirty-nine weeks ended September 30, 1995. This increase is primarily attributable to the increased product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed products introduced during 1996 in excess of such new product introductions during 1995. The Company believes the incurrence of product introductory expenses is necessary to introduce new products as a result of increasing competition in the frozen dessert novelty category and the proliferation of new products in this category.

         The loss for the thirty-nine weeks ended September 28, 1996 was $(471,000) as compared to net income of $1,016,000 for the thirty-nine weeks ended September 30, 1995. The decrease was primarily attributable to the increase in product support and selling expenses offset in part by the increased gross profit dollars and reduced taxes on income.


         Liquidity and Capital Resources

         Net cash used in operations was $4,627,000 for the thirty-nine weeks ended September 28, 1996 as compared to net cash used in operations of $1,428,000 for the thirty-nine weeks ended September 30, 1995. The increase in cash used in operations resulted mainly from the changes in operating assets and liabilities.

         Working capital on September 28, 1996 was $7,272,000. The Company believes this working capital and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year. At September 28, 1996 the Company had $1,975,000 available from its credit line as discussed in Note 2 to the condensed consolidated financial statements.


PART II. OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the registrant during the thirty-nine weeks ended September 28, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 15, 1996                     INTEGRATED BRANDS INC.
-----------------------                     ----------------------




                                            By:           /s/
                                               --------------------------------
                                                 Gary P. Stevens, President
                                                  and Chief Financial and
                                                  Accounting Officer