Form 10-K
period 1996-12-28
INTEGRATED BRANDS INC
filed 1997-03-31
CIK 792643

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 1996

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                     0-15942
                              (Commission File No.)

                             INTEGRATED BRANDS INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                              11-2778439
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                4175 Veterans Highway, Ronkonkoma, New York 11779
           (Address of principal executive offices including zip code)

Registrant's Telephone Number, including area code: (516) 737-9700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No _____

The aggregate market value of the registrant's Common Stock held by non-affiliates as of March 27, 1997 was $6,036,424.

As of March 25, 1997, there were 10,103,288 shares of the registrant's Common Stock outstanding.

                                     PART I


Item 1. BUSINESS.

     INTEGRATED BRANDS INC., together with its subsidiaries (collectively, "INTEGRATED" or the "Company") markets, sells and distributes a variety of branded frozen dessert products to supermarkets, grocery stores, club stores, gourmet shops, delicatessens and convenience stores. The Company pursuant to long-term exclusive license agreements markets, sells and distributes Tropicana(R) frozen desserts, Yoplait(R) and Colombo(R) ready to eat frozen yogurt products, Betty Crocker(R) frozen desserts, individual and multipack Trix(R) frozen novelties, individual and multipack YooHoo(R) frozen novelties and Sweet 'N Low(R) fat free ice cream. The Company's products include prepackaged "Chilly Things"(R), "Great American", "Tropical" and "Bullet" frozen novelties. The Company, directly and through subsidiaries, also operates, franchises and licenses Steve's, Swensen's and triple trademark frozen dessert stores throughout the United States and certain foreign countries.

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

     In July 1992, the Company and General Mills, Inc. executed the initial license for TRIX(R) frozen dessert novelties and a sublicense for Yoplait(R) ready to eat frozen yogurt. A new long-term license agreement for Trix frozen dessert products was executed in August 1995, which will terminate on December 31, 2015 and is renewable by the Company for an additional five year term if a cash payment is made. Also in August 1995, the Company and General Mills agreed to extend the term of the Yoplait Sublicense to December 31, 2015, with an option to renew by the Company for an additional five year term if a cash payment is made. In August 1995, the Company and General Mills, Inc. executed license agreements for Colombo(R) prepackaged frozen dessert products, Betty Crocker(R) prepackaged frozen dessert products and Count Chocula(R) and Lucky Charms(R) prepackaged frozen dessert products. These new agreements expire December 31, 2015, 2010 and 2015, respectively, and are renewable by the Company for an additional five years if cash payments are made. In December 1996, the Company and Tropicana Products, Inc. executed a license agreement for Tropicana prepackaged novelty products. The license agreement terminates December 31, 2011.

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

     At December 28, 1996, there were 22 franchised Steve's stores, 263 franchised Swensen's stores, four Company-owned and operated Swensen's stores, and one Jerry Tucci's Brick Oven Pizzeria, a new full service restaurant concept being developed by the Company. In addition, a Schrafft's ice cream store operating as a joint venture opened in Las Vegas, Nevada January 1997.

     In February 1989, the Company, through a wholly-owned subsidiary, acquired approximately 85% of the outstanding stock of Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's"). At December 28, 1996, Heidi's has 18 franchised frozen yogurt stores predominately located in California with stores also in Arizona and Texas. On April 9, 1993, Heidi's and its subsidiary filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code to reorganize. The Company has entered into agreements with Heidi's pursuant to which the Company has received a license from Heidi's to (i) use the Heidi's trademark in the manufacture of frozen dessert products, (ii) offer Heidi's products in its Steve's and Swensen's stores and (iii) sell Heidi's franchises.

Wholesale Products and Sales

     The Company's products for wholesale sale include: Betty Crocker(R)lowfat and no fat frozen novelties,Yoplait(R)ready to eat frozen yogurt products; Colombo(R)ready to eat frozen yogurt and sorbet products, Trix(R)frozen novelties, and a variety of other novelties, including those sold under the "Great American", "Tropical", "Chilly Things" and "Bullet" trademarks, American Glace(R)no fat, no cholesterol low calorie frozen dessert and Sweet 'N Low(R)fat free ice cream products. Betty Crocker(R), Yoplait(R), Colombo(R), YooHoo(R), American Glace(R)and Sweet 'N Low(R)products appeal to the healthier consumer lifestyle and eating trends toward lower and no fat and lower and no cholesterol products. The Company is developing additional products to be marketed under the Betty Crocker(R)trademarks. In the beginning of 1997, the Company began introducing frozen dessert novelties under the Tropicana(R) trademark. The Company anticipates incurring significant expenses to obtain shelf space in connection with the introduction of its new products. The initial response by chain-store buyers to the Tropicana products has been favorable.

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

     In November 1992, the Company entered into two distribution agreements with Edy's Grand Ice Cream ("Edy's") and Dreyer's Grand Ice Cream, Inc. ("Dreyer's") relating to the distribution of the Company's products. Pursuant to one agreement (the "Local Distribution Agreement"), Edy's and Dreyer's agreed to distribute essentially all of the Company's products to the New York metropolitan area supermarkets. Pursuant to the second agreement (the "National Distribution Agreement"), Edy's and Dreyer's agreed to distribute the Company's TRIX(R) and Yoplait(R) prepackaged products and other novelty items nationwide. The National Distribution Agreement is exclusive with respect to certain areas of the country and non-exclusive with respect to others. The term of the National Distribution Agreement is five years with either party having the right to terminate it upon twelve months notice during the initial five year period. During 1995 and 1996, several areas which were previously distributed exclusively by Dreyer's and Edy's were handled by other distributors or chain store warehouses. The Local Distribution Agreement is for a term of five years and automatically renews unless terminated by one party on at least six months prior notice.

     The Company's products are distributed in the New York Metropolitan region to customers primarily other than supermarket chains by Calip Dairies, Inc. ("Calip") of which Richard E. Smith is Chairman of the Board and Mr. Smith and his family are the sole stockholders. The distribution agreement with Calip is terminable upon thirty (30) days notice by either party.

Markets and Customers

     The Company's products are distributed nationwide. Sales to Sunstreet Foods Corporation, a distributor of the Company's bulk and prepackaged products, accounted for 10%, 10% and 14% of total revenues for 1996, 1995 and 1994, respectively. Sales to Dreyer's and Edy's accounted for 10%, 11% and 20% of total revenues for 1996, 1995 and 1994, respectively.

Franchise and Licensing Program

     As of December 28, 1996, the Company had 22 franchised Steve's stores, most of which are located in five states; and 263 franchised Swensen's Stores in 19 states, the District of Columbia, and 12 foreign countries.

     As of December 28, 1996, five additional franchisee-operated stores were under construction.

Franchises

     In late 1989, the Company began offering "triple-trademark" franchises, featuring independent sections of Steve's or Swensen's ice cream, David's cookies and Heidi's frozen yogurt. The Company, pursuant to an arrangement with Specialty Foods Management, Inc. ("David's"), offers its franchisees David's cookies as an approved product with David's retaining the right to manufacture the cookie mix. The "triple-trademark" franchise is offered under, at the franchisee's election, either a Steve's or Swensen's franchise agreement, with David's cookies being deemed "approved products" which are permitted to be sold by the franchise and Heidi's frozen yogurt being licensed to the franchisee. The initial franchise fee for a Swensen's or Steve's "triple trademark store" is $25,000. Beginning in April 1997, the initial franchise fee for ice cream only stores will be reduced to $5,000 in an effort to sell and open additional domestic franchise stores. The "triple-trademark" concept was developed in response to the high real estate costs likely to be incurred by prospective franchisees. The concept allows franchisees to offer a range of dessert products while dividing the real estate costs and overhead between three synergistic businesses.

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

     The current form of franchise agreement for Steve's stores is for a ten-year term with an option to the franchisee to renew for a second ten-year term, upon the payment of the then current franchise fee. The agreements grant the franchisees an exclusive area and, since the commencement of the Company's operations, require the franchisee to purchase ice cream and certain other products exclusively from the Company. Franchisees pay an initial franchise fee, currently $25,000 and a royalty fee equal to 6% of gross sales. Beginning in April 1997, the initial franchise fee will be reduced to $5,000 in an effort to sell and open additional domestic franchise stores. Earlier franchise agreements, which are still in effect, have different terms. The current weighted average royalty rate for Steve's franchises is approximately 4.9%. The Company currently does not collect advertising fees from Steve's franchisees although it has the right to do so pursuant to the existing franchise agreements.

     Swensen's standard franchise agreements provide for initial twenty and ten year terms for food menu and ice cream-only stores, respectively, and options to renew for up to the same periods. The agreements grant the franchisee the right to use the Swensen's name, goodwill and trade secrets, and to develop and operate the store in accordance with the Swensen's system. Initial franchise fees are $25,000. Beginning in April 1997, the initial franchise fee for ice cream only stores will be reduced to $5,000 in an effort to sell and open additional domestic franchise stores. In addition, the current franchise agreement requires domestic franchises to pay Swensen's a royalty of 6% of gross sales, and foreign franchisees to pay 3% (in U.S. Dollars) of their gross sales as royalties. Since franchise agreements entered into before 1980 called for a lower royalty, the current weighted average royalty rate is 3.2% for domestic franchises and 2% for foreign franchises. Swensen's current franchise agreement provides that domestic franchisees must contribute, depending on store type, 1/2% to 1% of gross sales to a fund which is used for national advertising.

     The Company markets its franchises through magazine and newspaper advertisements, by attending new business opportunity conventions and through franchise brokers, as well as by responding to inquiries from potential franchisees who have seen the Company's product or one of its franchise stores.

     All franchisees are required to purchase their ice cream and yogurt products from the Company or approved affiliates or suppliers and to purchase other proprietary products from Company-approved sources. The Steve's bulk ice cream is offered in approximately 24 flavors, the Swensen's bulk ice cream is offered in approximately 46 flavors, and the Heidi's yogurt mix is offered in approximately 45 flavors (6 base mixes plus flavoring syrups). The number of flavors actually available at any one time varies. The Company also offers a variety of flavors of Swensen's no sugar added, low fat and no fat ice creams and Swensen's frozen yogurt products to the Swensen's franchised stores. American Glace frozen dessert soft serve mixes are offered to all of the Company's franchises.

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

     In 1996 six Steve's double trademark franchise stores were opened. In 1995 three Steve's franchise stores were opened and in 1994 one Steve's franchise triple trademark store was opened. In 1996 two Steve's stores were closed. In 1995 four Steve's stores were closed and in 1994 no Steve's stores closed. The average sales for Steve's franchise stores opened at least one year were $292,000 in 1996, $253,000 in 1995 and $309,000 in 1994. In 1996, 1995 and 1994
there were 35 (including 28 international), 60 (substantially all international) and 21 Swensen's stores opened, respectively, and 32 (including 21 international), 38 (substantially all domestic) and 17 Swensen's stores closed, respectively. The average sales for all Swensen's stores was $393,000, $354,000 and $308,000 in 1996, 1995 and 1994, respectively. The above sales amounts have been supplied by the franchisees, have not been verified by the Company, are average sales results and may not be indicative of actual or future results.

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

     At December 28, 1996 there were two international Steve's area development agreements and thirteen international Swensen's area development agreements in effect. The Company is currently negotiating several Steve's and Swensen's international area development agreements. There can be no assurances that these agreements will be entered into.

International

     The Company received approximately $865,000, $623,000 and $872,000 in royalties and franchise fees from international franchisees for the years ended December 28, 1996, December 30, 1995 and December 31, 1994, respectively.

     The Company also had sales of products and supplies to international franchisees and licensees of $668,000 in 1996, $477,000 in 1995 and $385,000 in 1994.

Company-owned Stores

     As of December 28, 1996, the Company owned and operated four Swensen's stores, of which two are located in Arizona, one in Las Vegas, Nevada and one in California. In March 1996, the Company opened Jerry Tucci's Brick Oven Pizzeria, a prototype Italian restaurant located in Paradise Valley, Arizona. In addition, a Schrafft's ice cream store operating as a joint venture opened in January 1997 in Las Vegas, Nevada.

Competition

     The ice cream, frozen yogurt and frozen dessert and related novelty market is highly competitive and the Company faces substantial competition in connection with the marketing and sales of its products. Among its competitors are Haagen-Dazs, Inc., owned by The Pillsbury Company, Klondike, Popsicles, Breyer's and Sealtest, owned by Unilever PLC, Eskimo Pie, Nestle's, Ben & Jerry's Homemade Ice Cream, Inc., Dreyer's Ice Cream and other numerous regional ice cream companies. Many of such competitors are well-established and have substantially greater financial and other resources than the Company.

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

Employees

     As of December 28, 1996 the Company had 65 full-time employees and 135 part-time employees. Of these, 18 full-time and 134 of the part-time employees were employed in Company-owned/operated stores. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its employee relations are good.

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

     One Company-owned and operated store is located in a building owned by the Company located in Paradise Valley, Arizona. The building is subject to a ground lease which expires on December 31, 2005 and contains four five-year renewal options. The building was remodeled and was reopened as Jerry Tucci's Brick Oven Pizzeria, a prototype Italian restaurant concept, in March 1996. In December 1996 the carrying amount of the building's value was written down to an amount which approximates market value. The remaining four Company-owned stores are leased for terms ranging through 2005.

     Swensen's is also the lessee or guarantor of approximately 19 stores subleased from Swensen's or leased directly by franchisees from landlords, which leases expire through 2002. As of December 28, 1996, these leases had an aggregate future base rental liability, without regard to percentage rentals or consumer price index increases, of approximately $1,608,000.

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

     Swensen's is primarily liable on 19 of its franchisees' leases, which, upon default by the franchisee, have resulted in litigation between Swensen's and the lessors. Swensen's has been successful in defending such cases in the past and management believes that current litigation will have no material adverse effect on Swensen's financial position.

     The Company and its subsidiaries are involved in other disputes with certain of its and their franchisees and is a party to various other lawsuits in the ordinary course of business, none of which it believes is material to its business.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II
                                     -------


Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.

                  The Company's Common Stock is traded in the over-the-counter market. The following table sets forth, for the periods indicated, the closing high and low bid prices for the Company's Common Stock as reported by the NASDAQ Stock Market. These amounts, which have been rounded to the nearest sixteenth, represent quotations between dealers (not actual transactions), do not include retail markups, markdowns or commissions and may not necessarily reflect actual transactions.

                                  COMMON STOCK
                                  ------------

                                                         1996                                    1995
                                                         ----                                    ----
                                            High                  Low                  High                Low

  First Quarter                             1 7/16                  15/16              1 11/16             1 1/8

  Second Quarter                            1 19/32               1                    1 7/8               1 1/16

  Third Quarter                             1 1/4                   7/8                1 15/16             1 1/8

  Fourth Quarter                            1 3/32                  5/8                1 7/16              1


     As of December 28, 1996 there were approximately 1,500 holders of record of the Company's Common Stock.

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

Item 6. SELECTED FINANCIAL DATA.

     The following information has been summarized from the Company's financial statements and should be read in conjunction with such financial statements and the related notes thereto:


Summary of Consolidated Statements of Operations

                                                                               For the Year Ended
                                              --------------------------------------------------------------------------------------
                                              December 28,       December 30,       December 31,        January 1,        January 2,
                                                 1996                1995               1994               1994             1993
                                               --------           ---------          ---------          ---------          -------
                                                                        (in thousands, except per share data)
Revenues                                       $ 42,853           $  37,969          $  33,776          $  36,231          $32,888
                                               ========           =========          =========          =========          =======
Net income (loss)                              $ (2,928)          $     713          $   1,035          $     437          $ 1,300
                                               ========           =========          =========          =========          =======
Earnings (loss) per
Common Share:                                  $   (.29)          $     .07          $     .09          $     .04          $   .11
                                               ========           =========          =========          =========          =======

Summary of
Balance
Sheets


                                                     December 28,     December, 30     December 31,      January 1,       January 2,
                                                         1996             1995             1994            1994              1993
                                                         ----             ----             ----            ----              ----
                                                                                      (in thousands)
Working Capital ...............................        $ 2,939          $ 3,136          $ 2,155          $ 1,757          $ 4,463
Total assets ..................................         26,798           26,377           21,220           20,764           23,306
Long-term liabilities .........................          7,600            5,238            1,657            1,626            6,022
Stockholders'
  Equity ......................................         10,399           13,434           12,454           12,869           12,432

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        FOR THE YEAR ENDED DECEMBER 28, 1996 VERSUS THE YEAR ENDED DECEMBER 30, 1995

     Total revenues for the year ended December 28, 1996 increased to $42,853,000 from $37,969,000 for the year ended December 30, 1995. Prepackaged frozen dessert sales increased to $30,081,000 for the year ended December 28, 1996 from $25,806,000 for the year ended December 30, 1995. The increase in revenues and in prepackaged and frozen dessert sales was primarily due to the increase in new product authorizations in retail outlets and an increase in sales promotions. The increase in revenue from store operations was primarily due to the reopening of the company-owned store as a Jerry Tucci's Brick Oven Pizzeria.

     The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores, and other sales for the years ended December 28, 1996 and December 30, 1995, respectively.

                                                          Year Ended
                                                 ------------------------------
                                                 December 28,      December 30,
                                                    1996               1995
                                                 ------------      ------------
Prepackaged Frozen Dessert Sales                 $30,081,000       $25,806,000
Bulk Frozen Dessert Sales                          5,577,000         5,521,000
Other sales                                        1,210,000         1,055,000
                                                 -----------       -----------
Total sales                                      $36,868,000       $32,382,000
                                                 ===========       ===========

     The gross profit percentage was 37.6% and 37.4% for the years ended December 28, 1996 and December 31, 1995, respectively.

     Selling, general and administrative expenses increased to $17,904,000 for the year ended December 28, 1996 as compared to $12,863,000 for the year ended December 30, 1995. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during 1996 in excess of such expenses for 1995, and offset by lower legal expenses as a result of a litigation settlement in 1995. The Company anticipates significant but materially decreased spending in 1997 for product introductory expenses as a result of focusing its new products introduction efforts on the recently acquired Tropicana license.

     Net loss for the year ended December 28, 1996 was ($2,928,000) as compared to net income of $713,000 for the year ended December 30, 1995. The decline in operating results was primarily attributable to the increase in product support and selling expenses and losses associated with the operation of the Company-owned Jerry Tucci's restaurant offset in part by the increased gross profit dollars realized as a result of increased sales volume and lower administrative expenses in 1996 as a result of a litigation settlement in 1995.

     FOR THE YEAR ENDED DECEMBER 30, 1995 VERSUS THE YEAR ENDED DECEMBER 31,
1994.

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

     The following table sets forth the sales of prepackaged frozen desserts, the sales of bulk frozen desserts to franchised and licensed stores and other sales for the years ended December 30, 1995 and December 31, 1994, respectively.


                                                     Year Ended
                                                  -----------------
                                         December 30, 1995     December 31, 1994
                                         -----------------     -----------------

Prepackaged Frozen
Dessert Sales                                $25,806,000         $18,587,000
Bulk Frozen Dessert Sales                      5,521,000           7,099,000
Other sales                                    1,055,000           1,174,000
                                             -----------         -----------
Total sales                                  $32,382,000         $26,860,000
                                             ===========         ===========


     The gross profit percentage was 37% for the years ended December 30, 1995 and December 31, 1994.

     Selling, general and administrative expenses increased to $12,863,000 for the year ended December 30, 1995 as compared to $10,080,000 for the year ended December 31, 1994. This increase is primarily attributable to the increase in product support and selling expenses, including an increase of product introductory expenses incurred in connection with new licensed and sublicensed products introduced during 1995 in excess of such expenses for 1994, and higher administrative expenses as a result of a litigation settlement. The Company anticipated increased spending in 1996 for product introductory expenses in an effort to increase revenues and market share. Such an increase in spending adversely affected net income for the year ending December 29, 1996.

     Net income for the year ended December 30, 1995 was $713,000 as compared to $1,035,000 for the year ended December 31, 1994. The decrease was primarily attributable to the increase in product support and selling expenses and a litigation settlement offset in part by the increased gross profit dollars realized as a result of increased sales volume.

Liquidity and Capital Resources

     Net cash used in operating activities was $2,273,000 for the year ended December 28, 1996, compared with net cash used in operating activities of $1,427,000 for the year ended December 30, 1995. The increase in net cash used in operating activities resulted primarily from the net loss offset partially by the decline in cash flows from operating assets and liabilities in 1996 as compared to 1995.

     Working capital on December 28, 1996 was $2,939,000. The Company believes this working capital plus internally generated funds and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year. In addition, the Company has a $7,500,000 revolving credit facility expiring June 30,1998. On March 8, 1996, the Loan Agreement was amended and the Company refinanced $4,500,000 in existing revolving credit loans with a five-year term loan with the $7,500,000 revolving credit facility remaining in place. At December 28, 1996, $3,975,000 remains available to the Company under such credit line. The Company intends to refinance approximately $2,000,000 in existing revolving credit loans with a five year term loan but no assurances can be given that the Company will be successful in obtaining such refinancing.

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

Impact of Inflation

     Inflation can significantly impact ice cream and packaging costs. In 1997, the Company believes that it will be able to pass on any price increases in the normal course of business within a relatively short period of time. However, the ability of the Company to pass on price increases will depend, to some extent, on whether its competitors have also done so. The Company believes that, in the past, its competitors have passed on price increases in a relatively short period of time.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     The statements which are not historical facts contained in this Form 10-K are forward looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability and the effects of general economic conditions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Exhibit I


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable

                                    PART III
                                    --------


Item 10, 11, 12 and 13.

     The information called for by Item 10 (Directors and Executive Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 28, 1996.

                                     PART IV
                                     -------

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     The following Financial Statements and Schedule are included in Item 8 of this Form 10-K:

     1.   Consolidated Financial Statements

          -    Report of Independent Certified Public Accountants.

          -    Consolidated balance sheets: December 28, 1996 and December 30,
               1995

          - Consolidated financial statements for the years ended December 28, 1996, December 30, 1995 and December 31, 1994:

                    Statement of operations

                    Statement of Stockholders' equity

                    Statements of cash flows

                    Notes to consolidated financial statements

     2.   Consolidated Financial Statement Schedule

          -    Schedule II - Valuation and Qualifying Accounts and Reserves

     3. The following documents are filed as exhibits to this Annual Report on Form 10-K:

          3.1  Amendment to Certificate of Incorporation****

          3.2  Amendment to By-laws of the Company****

          4.3  Form of Common Stock Certificate*

          10.7 Form of Steve's Homemade Ice Cream, Inc. Franchise Agreement*

          10.8 1996 Incentive Stock Option Plan

          10.21 Management Agreement between the Company and Calip Dairies,
                Inc.++

          10.22 Distribution Agreement among the Company and Calip Dairies,
                Inc.*

          10.24 Credit Agreement between Steve's Homemade Ice Cream, Inc. and Chase Manhattan Bank+

          10.28 Form of Swensen's Ice Cream Company Franchise Agreement***

          10.30 Sublicense Agreement, dated July 29, 1992 between General Mills, Inc. and the Company+++

          10.31 License Agreement, dated August 15, 1995 between General Mills, Inc. and the Company*****

          10.32 License Agreement, dated August 15, 1995 between General Mills, Inc. and the Company*****

          10.33 License Agreement, dated August 15, 1995 between General Mills, Inc. and the Company*****

          10.34 License Agreement, dated August 15, 1995 between General Mills, Inc. and the Company*****

          10.35 Asset Purchase Agreement, dated August 15, 1995 by and between General Mills, Inc. and the Company*****

          10.36 Second Amendment, dated March 8, 1996 to Credit Agreement with Chase Manhattan Bank*****

          10.37 License Agreement, dated December 26, 1996, between Tropicana and the Company++++

          22.1 List of the Company's subsidiaries

----------

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

++++ Pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended, confidential treatment has been requested for certain portions of this agreement. Such confidential information has been (i) omitted from this agreement, (ii) marked with asterisks (**) and (iii) filed separately with the Securities and Exchange Commission.

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

***** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 30, 1995, filed with the Securities and Exchange Commission on April 12, 1996.

      (b) During the last quarter of the period covered by this report, the Company did not file any reports on Form 8-K.

      (c)  See item 14(a)(3).


      (d)  See item 14(a)(2).

                             INTEGRATED BRANDS INC.








                                               Consolidated Financial Statements
                                                                       Form 10-K
                                             Three Years Ended December 28, 1996

                                                          INTEGRATED BRANDS INC.


                                                                        Contents

================================================================================


Report of independent certified public accountants                           F-3

Consolidated balance sheets:
   December 28, 1996 and December 30, 1995                             F-4 - F-5

Consolidated financial statements for the
 years ended December 28, 1996, December 30, 1995
 and December 31, 1994:
      Statements of operations                                               F-6
      Statements of stockholders' equity                                     F-7
      Statements of cash flows                                         F-8 - F-9

Notes to consolidated financial statements                           F-10 - F-25

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of INTEGRATED BRANDS INC.
Ronkonkoma, New York


We have audited the consolidated balance sheets of INTEGRATED BRANDS INC. as of December 28, 1996 and December 30, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INTEGRATED BRANDS
INC. at December 28, 1996 and December 30, 1995 and the results of its operations and cash flows for each of the three years in the period ended December 28, 1996 in conformity with generally accepted accounting principles.





BDO Seidman, LLP

Mitchel Field, New York
March 27, 1997

                                                          INTEGRATED BRANDS INC.


                                                     Consolidated Balance Sheets

====================================================================================================================================
                                                                                                    December 28,        December 30,
                                                                                                            1996                1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (In thousands)
Assets
Current:
   Cash and cash equivalents                                                                             $ 1,054             $ 2,086
   Receivables                                                                                             5,612               4,416
   Receivables - affiliates                                                                                1,452               1,043
   Income tax refunds receivable                                                                             512                --
   Inventories                                                                                             1,748               2,089
   Prepaid product introductory expenses                                                                     981                 701
   Other prepaid expenses                                                                                    166                 281
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      11,525              10,616

Improvements and equipment, at cost - net of accumulated
   depreciation and amortization                                                                           1,668               1,103
Other assets
   License agreements - at cost, net of accumulated amortization
      of $1,278,000 and $878,000                                                                           6,070               6,470
   Intangible assets - at cost, net of accumulated amortization
      of $3,105,000 and $2,967,000                                                                         5,740               6,077
   Investment in Heidi's                                                                                   1,464               1,590
   Other                                                                                                     331                 521
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $26,798             $26,377
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          INTEGRATED BRANDS INC.


                                                     Consolidated Balance Sheets

====================================================================================================================================
                                                                                                    December 28,        December 30,
                                                                                                            1996                1995
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (In thousands)
Liabilities and Stockholders' Equity
Liabilities
   Current maturities of long-term debt                                                                  $    666          $    576
   Trade accounts payable                                                                                   5,240             4,244
   Income taxes payable                                                                                        30               465
   Payables - affiliates                                                                                      783               902
   Accrued marketing expenses                                                                                 280               162
   Other accrued liabilities                                                                                1,477             1,021
   Liability for lease terminations                                                                           110               110
------------------------------------------------------------------------------------------------------------------------------------
Current liabilities                                                                                         8,586             7,480
Long-term debt, less current maturities                                                                     7,512             4,996
Liability for lease terminations, net of current portion                                                       88               242
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                          16,186            12,718
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                             213               225
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity
   Class A common stock, $.01 par value 20,000,000 shares authorized; 12,357,903 shares issued and
      outstanding                                                                                             124               124
   Paid-in capital                                                                                          8,432             8,432
   Retained earnings                                                                                        3,615             6,543
   Treasury stock, at cost, 2,254,615 and 2,154,615
      shares, respectively                                                                                 (1,772)           (1,665)
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                 10,399            13,434
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         $ 26,798          $ 26,377
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                          INTEGRATED BRANDS INC.


                                           Consolidated Statements of Operations

====================================================================================================================================
                                                                              December 28,         December 30,        December 31,
For the year ended                                                                    1996                 1995                1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands, except for per share amounts)
Revenues
   Net sales                                                                      $ 36,868             $ 32,382            $ 26,860
   Store operations                                                                  3,802                3,493               4,677
   Franchising revenues                                                              1,934                1,863               2,046
   Other                                                                               249                  231                 193
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    42,853               37,969              33,776
------------------------------------------------------------------------------------------------------------------------------------
Operating costs and expenses
   Cost of goods sold                                                               22,999               20,273              16,867
   Store operations                                                                  4,537                3,389               4,607
   Selling, general and administrative expenses                                     17,904               12,863              10,080
   Interest                                                                            676                  252                 141
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    46,116               36,777              31,695
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Tax Expense
   (Benefit)                                                                        (3,263)               1,192               2,081
Income Tax Expense (Benefit)                                                          (335)                 479               1,046
------------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                   (2,928)                 713               1,035
------------------------------------------------------------------------------------------------------------------------------------

Earnings (Loss) Per Common Share                                                  $   (.29)            $    .07            $   (.09)
------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of Common and
   Common Equivalent Shares Outstanding                                             10,120               10,243              11,506
====================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          INTEGRATED BRANDS INC.

                                 Consolidated Statements of Stockholders' Equity

====================================================================================================================================
                                                           Common Stock
                                                         -----------------
                                                              Class A                                  Treasury Stock
                                                         -----------------                            -----------------
For the three years ended                                                     Paid-in   Retained
 December 28, 1996                                       Shares  Par value    capital   earnings      Shares     Amount       Total
------------------------------------------------------------------------------------------------------------------------------------
                                                              (In thousands)
Balance, January 1, 1994                                 12,106   $    121   $  8,168   $  4,795         155   $   (215)   $ 12,869
   Purchase of treasury stock                              --         --         --         --         2,000     (1,450)     (1,450)
   Net income                                              --         --         --        1,035        --         --         1,035
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                               12,106        121      8,168      5,830       2,155     (1,665)     12,454
   Shares issued for settlement                             250          3        263                                           266
   Shares issued for exercising of options                    2                     1
   Net income                                              --                                713                                713
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 1995                               12,358        124      8,432      6,543       2,155     (1,665)     13,434
   Purchase of treasury stock                              --         --         --         --           100       (107)       (107)
   Net loss                                                --         --         --       (2,928)       --         --        (2,928)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1996                               12,358   $    124   $  8,432   $  3,615       2,255   $ (1,772)   $ 10,399
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                          INTEGRATED BRANDS INC.

                                           Consolidated Statements of Cash Flows


====================================================================================================================================
                                                                                           December 28,  December 30,  December 31,
For the year ended                                                                                 1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Cash flows from operating activities:
   Net income (loss)                                                                            $(2,928)      $   713       $ 1,035
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                               1,203           892         1,143
      Write down of store assets                                                                    353
      Minority interest in net income (loss) of
        subsidiary                                                                                  (12)           27            19
      Provision for allowance for doubtful accounts                                                  49           161           540
      Tax benefit of Swensen's preacquisition NOL                                                                 167           414
   Increase  (decrease)  in cash flows  from  changes  in  operating  assets and liabilities, net of effects of acquisition of certain assets from DCA Food
      Industries, Inc. in 1994:
        Receivables                                                                              (1,245)       (1,319)           94
        Receivables - affiliates                                                                   (409)         (528)         (454)
        Inventories                                                                                 341        (1,102)          105
        Prepaid expenses                                                                           (165)         (536)           (7)
        Income tax refunds receivable                                                              (512)
        Other assets                                                                                190           (72)           35
        Trade accounts payable                                                                      996           218           863
        Income taxes payable                                                                       (435)          (62)          357
        Payables - affiliates                                                                      (119)          595           109
        Accrued marketing expenses and other
           accrued liabilities                                                                      574          (505)         (375)
        Liability for lease terminations                                                           (154)          (76)         (117)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating
                activities                                                                       (2,273)       (1,427)        3,761
------------------------------------------------------------------------------------------------------------------------------------

                                                          INTEGRATED BRANDS INC.

                                           Consolidated Statements of Cash Flows


====================================================================================================================================
                                                                                           December 28,  December 30,  December 31,
For the year ended                                                                                 1996          1995          1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (In thousands)
Cash flows from investing activities:

Acquisition of certain assets from General
   Mills, Inc.                                                                                     --          (4,521)
   Capital expenditures                                                                          (1,234)         (247)         (464)
   Investment in Heidi's                                                                            (24)           32           154
------------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                                 (1,258)       (4,736)         (310)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                            (624)         (250)         (849)
   Proceeds from long-term debt                                                                   3,230         4,639
   Purchase of treasury stock                                                                      (107)                     (1,450)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in)
                financing activities                                                              2,499         4,389        (2,299)
------------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                          (1,032)       (1,774)        1,152
Cash and cash equivalents, beginning of year                                                      2,086         3,860         2,708
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                          $ 1,054       $ 2,086       $ 3,860
====================================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

1.   Organization,
     Business and
     Summary of
     Accounting Policies

Organization and business

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries except Heidi's Frogen Yozurt Shoppes, Inc. ("Heidi's"). All material intercompany balances and transactions have been eliminated in consolidation. On April 9, 1993, Heidi's and its subsidiary filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court. The Company's investment in Heidi's is stated at amortized cost because of the uncertainty of the future control of Heidi's. Prior to April 9, 1993, Heidi's was not consolidated because control was considered likely to be temporary.

Fiscal year

The Company utilizes a 52/53 week financial year which ends on the Saturday closest to December 31.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to considerations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit. The Company attempts to minimize credit risk with respect to accounts receivable by reviewing customers' credit history before extending credit, and by monitoring customers' credit exposure regularly. The Company establishes an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information. See Note 11 for concentrations of sales to major customers.

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

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

Product Introductory Costs

The Company capitalizes certain marketing and promotional costs incurred to develop a market for new as well as existing products throughout the United States. These costs are amortized over a twelve-month period. Amortization expenses of product introductory cost was $5,913,000, $2,504,000 and $1,008,000 for fiscal 1996, 1995 and 1994, respectively.

Improvements and equipment

Depreciation of equipment and amortization of leasehold improvements are provided on a straight-line basis over estimated useful lives of the assets or the lease term, whichever is shorter.

Intangible assets

The Company amortizes trademarks and license, franchise and territorial agreements on a straight-line basis over periods ranging primarily from 8 to 40 years. Management evaluates the continuing realizability of the intangible assets by assessing future value associated with these intangibles based upon the projected undiscounted future cash flows.

Per Share Data

Earnings (loss) per share of common stock were computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during each of the periods presented. Common equivalent shares were anti-dilutive for 1996 and were excluded from the loss per common share calculations. Common equivalent shares were included in the weighted average number of shares outstanding for 1995 and 1994. The common equivalent shares result from issuance upon the assumed exercise of warrants and options under the treasury stock method.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

Cash Flows

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounting for the Impairment of Long-Lived Assets

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards Number 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS Number 121"). The impact of adopting SFAS Number 121 was not material.

Accounting for Stock Based Compensation

In 1996, the Company adopted Statement of Financial Accounting Standard Number 123 "Accounting for Stock-Based Compensation" ("SFAS Number 123"). The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro forma impact on net income and earnings per share as if the fair value-based method had been applied.

New Accounting Standard

On March 3, 1997, the FASB issued Statement of Financial Accounting Standards No, 128, "Earnings Per Share". This pronouncement provides for the calculation of Basic and Diluted earnings per share which is different from the current calculation of Primary and Fully Diluted earnings per share. The effect of adopting this new standard is not expected to be material.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

2.   Acquisitions

(a) In August 1995, the Company purchased the rights to Colombo brand prepackaged frozen dessert product line from General Mills for $4,500,000, plus certain inventory. The Company also entered into long-term exclusive license agreements for the United States and Canada for the use of the Colombo, Trix, Count Chocula and Lucky Charms trademarks which expire December 31, 2015 and for the Betty Crocker trademark for frozen products containing ice cream or frozen yogurt for prepackaged goods for all sizes, prepackaged novelties such as pops, bars and sandwiches and prepackaged frozen dessert specialties such as ice cream cakes, pies and brownie sundaes which expire December 31, 2010. Each agreement is renewable for an additional five years if a cash payment is made.

(b) In June 1994, the Company acquired certain assets of DCA Food Industries, Inc. for a total consideration of up to $1,140,000. The consideration is payable in annual installments in each of the six years ending May 31, 2000 based upon annual sales of the products in connection with the acquired assets. The present value of this estimated payable, $361,000 and $424,000, is included in long-term debt at December 28, 1996 and December 30, 1995, respectively.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

3.   Receivables

Receivables consist of the following:


                                                              1996          1995
--------------------------------------------------------------------------------
                                                                (In thousands)

Trade accounts receivable                                   $6,066        $4,681

Notes receivable, current maturities                           120           260
--------------------------------------------------------------------------------
                                                             6,186         4,941

Less: allowance for doubtful accounts                          574           525
--------------------------------------------------------------------------------
                                                            $5,612        $4,416
================================================================================


4.   Improvements and

Improvements and equipment consist of the following: Equipment


                                                                     Depreciable
                                                                            life
                                                    1996        1995    in years
--------------------------------------------------------------------------------
                                                         (in thousands)

Improvements                                      $  230      $  230          25

Machinery and equipment                            1,470       1,163      3 - 10

Leasehold improvements                             1,260         684      3 - 10

Capitalized leases                                   145         145          20
--------------------------------------------------------------------------------
                                                   3,105       2,222

Less: accumulated depreciation
and amortization                                   1,437       1,119
--------------------------------------------------------------------------------
                                                  $1,668      $1,103
================================================================================

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

5.   Intangible Assets

Intangible assets consist of the following:


                                                                Estimated useful
                                               1996        1995   lives in years
--------------------------------------------------------------------------------
                                                    (in thousands)

Trademarks                                 $6,800        $6,800          8 - 40

Franchise agreements                        1,299         1,299          4 - 40

Territorial agreements                        746           945         10 - 20
--------------------------------------------------------------------------------
                                            8,845         9,044
Less: Accumulated
amortization                                3,105         2,967
--------------------------------------------------------------------------------
                                           $5,740       $ 6,077
================================================================================



6.   Long-Term Debt

Long-term debt consists of the following:


                                                               1996         1995
--------------------------------------------------------------------------------
                                                                (in thousands)

Revolving credit, unsecured                                  $3,252       $4,825

Term loan, unsecured                                          4,080         --

Present value of estimated acquisition debt,
unsecured (Note 2 (b))                                          361          424

Other, unsecured                                                212          323
--------------------------------------------------------------------------------
                                                              8,178        5,572

Less current maturities                                         666          576
--------------------------------------------------------------------------------
                                                             $7,512       $4,996
================================================================================

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

Under a revolving credit facility entered into December 1994, the Company can borrow up to $7,500,000 through June 30, 1998. As of December 28, 1996 and December 30, 1995, the Company borrowed $3,525,000 and $4,825,000, respectively. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment. As of December 28, 1996, the Company had available credit of $3,975,000 under the revolving credit facility.

The Company also borrowed $4,500,000 under a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996, and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the banks prime rate plus 1/2%. As of December 28, 1996, the term loan balance was $4,080,000.

All borrowings under the above agreement are unsecured. The agreement contains restrictions relating to the payment of dividends, acquisition of the Company's capital stock, rental obligations, liens, mergers and dispositions of properties, changes in nature of business and indebtedness. In addition, the Company must maintain financial ratios and minimum amounts of working capital, stockholders' equity and investments in subsidiaries. As of December 28, 1996, the Company was not in compliance with certain financial covenants and had obtained waivers from its lender.

Current maturities of long-term liabilities are $666,000 in 1997; $4,185,000 in 1998; $654,000 in 1999; $648,000 in 2000; $1,893,000 in 2001 and $132,000 in
later years.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

7.   Commitments and
     Contingencies

(a)   Legal proceedings

The Company is a party to legal proceedings and disputes with franchisees, former franchisees and others which arose in the ordinary course of business. In the opinion of the Company, it is unlikely that the liabilities, if any, arising from the legal proceedings and disputes will have a material adverse effect on the Company or its operations.

(b) Contingent lease liabilities

The Company holds master leases or has guaranteed leases, expiring at varying dates to 2002, covering franchised locations. Where the Company holds the master lease, these premises have been subleased to franchisees under terms and rentals rates substantially the same as those in master leases. In a majority of these instances, franchisees make all lease payments directly to the landlords. The Company provides an estimated liability for lease terminations in the event of a default by a franchisee based on the expected costs of releasing or settlement with the landlord. The liability was $198,000 and $352,000 at December 28, 1996 and December 30, 1995, respectively. Aggregate minimum future rental payments under these leases approximated $1,379,000 at December 28, 1996.



8.   Stockholders'
     Equity

During the fiscal year ended December 31, 1994, the Company repurchased 2,000,000 shares of stock for $1,450,000.


During fiscal 1995, the Company settled certain litigation and charged operations for the cost of the settlement of approximately $753,000. The settlement included the issuance of 250,000 shares of common stock.

During fiscal 1996, the Company repurchased 100,000 shares of stock for $107,000.

As of December 28, 1996, the Company has a commitment to repurchase 100,000 shares of stock for $200,000 in 1997.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

9.   Stock Options

In 1986, the Board of Directors of the Company approved a Stock Option Plan under which non-transferrable options to purchase up to 1,070,000 shares of Common Stock at a fair market value as determined by the Board of Directors may have been granted to employees of the Company, including officers and directors, consultants and others. As of December 28, 1996, all options granted under this plan were forfeited.

     In 1996, the stockholders of the Company approved the Company's 1996 Stock Option Plan under which options to purchase up to 1,070,000 shares of Common Stock maybe granted. Options granted under the 1996 Plan may be incentive stock options, as defined in the Internal Revenue Code or nonqualified stock options. Incentive stock options may be granted to employees of the Company. Non-qualified stock options may be granted to any person, including, but not limited to employees independent agents, consultants and attorneys. The exercise price for all incentive options shall not be less than fair market value. In the case of non-qualified options, the purchase price shall not be less than the par value of a share of common stock.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for the 1996 and 1986 Plans. Under APB 25, for options granted to employees at exercise prices equal to fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.
123. Such pro forma information has not been presented because management has determined that the compensation cost associated with options granted in 1996 and 1995 are not material to net income (loss) or net income (loss) per share.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

A summary of status of the Company's 1986 stock option plan as of December 28, 1996, December 30, 1995 and December 31, 1994, and changes during the years ending on those dates is presented below (shares in thousands):

                                      1996                   1995                 1994
                                -----------------      -----------------   ------------------
                                         Weighted               Weighted             Weighted
                                          Average                Average              Average
                                         Exercise               Exercise             Exercise
                                Shares      Price      Shares      Price   Shares       Price
                                ------      -----      ------      -----   ------       -----
Outstanding
beginning of the year              544       $.71         546       $.71      531       $ .69

Granted                                                                        15       $1.25
Exercised                                                   2       $.69
Forfeited                          544       $.71
                                   ---                    ---                 ---

Outstanding
end of year                          0       $0           544       $.71      546       $ .71
                                   ===                    ===                 ===
Options exercisable
at year end                          0                    535                 532
                                   ===                    ===                 ===


A summary of the status of the Company's 1996 stock option plan as of December 28, 1996 and changes during the year is presented below (shares in thousands):

                                                             Weighted
                                                              Average
                                                             Exercise
                                              Shares            Price
                                              ------            -----
Outstanding beginning
of the year                                      -0-            $0.00

Granted                                          459            $ .90
                                                ----

Outstanding
end of year                                      459            $ .90
                                                ====

Options exercisable
at year end                                      453
                                                ====

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

The following table summarizes information about stock options outstanding under the 1996 Plan at December 28, 1996 (shares in thousands):

                       Options Outstanding               Options Exercisable
             --------------------------------------    -------------------------
                                           Weighted                     Weighted
 Range of    Outstanding     Remaining      Average                      Average
 Exercise             at   Contractual     Exercise    Exercisable at   Exercise
   Price        12/28/96          Life        Price          12/28/96      Price
 --------    -----------   -----------     --------    --------------   --------

$.72 - 1.25          459           9.5         $.90               453       $.88


10.  Related Party
     Transactions

(a) Calip Dairies, Inc. ("Calip"), an ice cream distributor owned by the Chairman and principal stockholder of the Company, has entered into a management agreement with the Company which terminates on April 15, 1998. Under the agreement, Calip provides office facilities, management, administrative and other personnel, as required, for the operation of the Company's business for an annual fee of 10% of $5,000,000 in gross revenues and 2% of gross revenues thereafter. The management fees were $999,000 in 1996, $891,000 in 1995 and $751,000 in 1994.

The Company also has a distribution agreement with Calip for the distribution of the Company's products in the New York Metropolitan region to customers primarily other than supermarket chains. The distribution agreement is terminable by either party on 30 days' notice. Sales of ice cream to Calip were $2,333,000 in 1996, $2,751,000 in 1995 and $1,695,000 in 1994. The majority of receivables from affiliates represent receivables from Calip.

(b) The Company has acquired a substantial portion of Heidi's outstanding liabilities and claims, including certain bank notes payable by Heidi's, subsequent to its 85% purchase of the outstanding common stock of Heidi's in 1989. From 1989 to 1994, the Company acquired liabilities of and claims against Heidi's of $2,452,000. These claims against Heidi's are carried at the Company's cost of $627,000 at December 28, 1996 and December 30, 1995.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

The Company also paid or advanced funds for legal fees, other litigation expenses and certain operating expenses on behalf of Heidi's. The amounts owed to the Company for expenses incurred are payable under collateralized notes receivable bearing interest at 12%. At December 28, 1996 and December 30, 1995, the Company's net secured notes receivable from Heidi's are $741,000 and $753,000.

The Company files consolidated tax returns with Heidi's. The tax benefit of Heidi's loss to the consolidated group is treated as a reduction of the investment in Heidi's.

The above net receivables and investment in Heidi's totaled $1,464,000 and $1,590,000 as of December 28, 1996 and December 30, 1995, respectively. The Company has a secured interest in the Heidi's trademark and all other assets. In management's opinion, such interest and the underlying revenues anticipated to be generated from the trademark provides sufficient collateral to justify the carrying amount of the Company's receivables and its investment in Heidi's at amortized cost.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

11.  Concentrations of
     Sales to Major
     Customers

In November 1992, the Company entered into two distribution agreements with Edy's Grand Ice Cream ("Edy's") and Dreyer's Grand Ice Cream, Inc. ("Dreyers") relating to the distribution of the Company's products. Pursuant to one agreement (the "Local Distribution Agreement"), Edy's and Dreyer's agreed to distribute essentially all of the Company's products to the New York metropolitan area supermarkets. In addition, pursuant to a national distribution agreement (the "National Distribution Agreement"), Edy's and Dreyer's agreed to distribute the Company's TRIX(R) and Yoplait(R) products and other novelty items nationwide. The National Distribution Agreement is exclusive with respect to certain areas of the country and non-exclusive to others. The term of the National Distribution Agreement is five years with either party having the right to terminate it upon twelve months notice during the initial five year period. During 1995 and 1996, several areas which were previously distributed exclusively by Dreyer's and Edy's were handled by other distributors or chain store warehouses. The Local Distribution Agreement is also for a term of five years and automatically renews unless terminated by one party on at least six months prior notice. Sales to Edy's and Dreyer's amounted to approximately $3,935,000, $4,231,000 and $6,720,000 for the years 1996, 1995 and 1994.
Accounts receivable from this customer were $326,000 and $472,000 at December 30, 1996 and 1995, respectively.

Sales to one other major customer accounted for approximately 10%, 10% and 14% of total revenues in 1996, 1995 and 1994, respectively. Accounts receivable balances from this customer are approximately $171,000 and $144,000 at December 30, 1996 and 1995, respectively.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

12.   Income Tax Expense
      (Benefit)

The components of income tax expense (benefit) were:


                                               1996           1995          1994
--------------------------------------------------------------------------------
                                                        (in thousands)
Current provision:

Federal                                      $ (465)        $  339        $  813

State and local                                  52             73           125

Foreign                                          78             67           108
--------------------------------------------------------------------------------
                                             $ (335)        $  479        $1,046
================================================================================



The following reconciles the income tax expenses (benefit) at federal statutory rate with the Company's income tax provision:

                                                 1996         1995          1994
--------------------------------------------------------------------------------
                                                        (in thousands)
Income tax expense (benefit) at
federal statutory rate                        $(1,109)     $   405      $   708
Expenses not deductible for tax
purposes                                          154          108          168
Prior year under (over) accrual                   (98)         (47)          65
Effective tax rate of tax benefit
differ from statutory rate                        666         --           --
State and local taxes, net of
federal benefit                                    52           48           83
Tax benefits of foreign tax credit               --            (71)         (41)
Other                                            --             36           63
--------------------------------------------------------------------------------
                                              $  (335)     $   479      $ 1,046
================================================================================

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

Swensen's preacquisition net operating loss carryfoward of $2,450,000 is available to reduce Swensen's future taxable income at a rate of approximately $490,000 per year through 2000. The carrying amount of trademarks and other non-current intangible assets will be reduced when the benefit is realized.

The Company's net operating loss carryforwards expire in the following years:


1997                                                             $980,000

1998                                                              490,000

1999                                                              490,000

2000                                                              490,000

2011                                                              367,000
--------------------------------------------------------------------------------
                                                               $2,817,000
================================================================================

The components of the deferred tax assets and liabilities as of December 28, 1996 and December 30, 1995 were as follows:

                                                               1996        1995
================================================================================
Deferred tax asset:                                             (in thousands)

   Benefits of net operating loss carryforwards             $   125     $  --

   Franchise deposits                                           273         209

   Allowance for doubtful accounts                              231         221

   Tax credits                                                  476        --

   Depreciation                                                  96        --

   Lease termination liability                                   42         106
--------------------------------------------------------------------------------
                                                              1,243         536

Valuation allowance                                            (857)       (191)
--------------------------------------------------------------------------------
                                                                386         345

Deferred Tax Liabilities

   Product development                                         (386)       (294)

   Depreciation                                                --           (51)
--------------------------------------------------------------------------------
      Net                                                         0           0
================================================================================

The net deferred tax asset is offset fully by a valuation allowance because of the uncertainty as to future realization mainly relating to the utilization of certain tax credits prior to expiration.

                                                          INTEGRATED BRANDS INC.


                                      Notes to Consolidated Financial Statements

================================================================================

13.   Supplemental Cash
      Flow Information

(a)   Supplemental disclosures of cash flow information:

                                       1996            1995             1994
--------------------------------------------------------------------------------
                                                  (in thousands)

(1)  Interest paid                     $646            $223             $ 99

(2)  Income taxes paid                 $646             267              240


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

               ==================================================




Report of Independent Certified Public Accountants
   on Financial Statement Schedule                                           S-2

Schedule II - Valuation and qualifying accounts                              S-3

Report of Independent Certified Public Accountants
   On Financial Statement Schedule



To the Board of Directors and Shareholders of INTEGRATED BRANDS INC.
Ronkonkoma, New York


The audits referred to in our report dated March 27, 1997 relating to the consolidated financial statements of INTEGRATED BRANDS INC., which is contained in Item 8 of this Form 10-K, included the audit of the accompanying Schedule of Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO SEIDMAN, LLP

Mitchel Field, New York
March 27, 1997

                                                          INTEGRATED BRANDS INC.


                                 Schedule II - Valuation and Qualifying Accounts

================================================================================

For the three years ended
December 28, 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Additions
                                                                          --------------------------
                                                                          Charged to      Charged to
                                                          Balance at           Costs           Other                      Balance at
                                                        Beginning of             and        Accounts                          End of
                                                           of Period        Expenses              (1)     Deductions          Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 28, 1996
allowance for doubtful
receivable - current                                            $525            $532            $--             $483            $574
====================================================================================================================================

Year ended December 30, 1995
   allowance for doubtful
   receivable - current                                         $364            $175            $245            $259            $525
====================================================================================================================================

Year ended December 31, 1994
Allowance for Doubtful
   Receivables - current                                        $322            $335            $ 13            $306            $364
====================================================================================================================================



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

                                                  INTEGRATED BRANDS INC.



March __, 1997                             By:
                                              ----------------------------------
                                                      Richard E. Smith
                                                      Chairman of the Board,
                                                      Chief Executive Officer
                                                      and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


--------------------------
Richard E. Smith                 Chairman of the Board,           March __, 1997
                                 (Principal Executive
                                 Officer) Chief Executive
                                 Officer and Director

--------------------------
Gary P. Stevens                  President, Treasurer             March __, 1997
                                 (Principal Financial
                                 Officer)

--------------------------
Gerard M. Tucci                  Vice President,                  March __, 1997
                                 Secretary and
                                 Director

--------------------------
Karl Eller                       Director                         March __, 1997

--------------------------
Benjamin Raphan                  Director                         March __, 1997

--------------------------
David M. Smith                   Vice President                   March __, 1997
                                 Director

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STEVE'S HOMEMADE ICE CREAM, INC.



March 28, 1997                         By: /s/ Richard E. Smith
                                           -------------------------------
                                                 Richard E. Smith
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated:


/s/ Richard E. Smith
--------------------------
Richard E. Smith                 Chairman of the Board,           March 28, 1997
                                 (Principal Executive
                                 Officer) Chief Executive
                                 Officer and Director

/s/ Gary P. Stevens
--------------------------
Gary P. Stevens                  President, Treasurer             March 28, 1997
                                 (Principal Financial
                                 Officer)

/s/ Gerard M. Tucci
--------------------------
Gerard M. Tucci                  Vice President,                  March 28, 1997
                                 Secretary and
                                 Director
/s/ Karl Eller
--------------------------
Karl Eller                       Director                         March 28, 1997


/s/ Benjamin Raphan
--------------------------
Benjamin Raphan                  Director                         March 28, 1997


/s/ David M. Smith
--------------------------
David M. Smith                   Vice President and               March 28, 1997
                                 Director