Form 10-K/A
period 1996-12-28
INTEGRATED BRANDS INC
filed 1997-04-28
CIK 792643

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

Item 10 - Directors and Executive Officers of Registrant, Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions, of Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 are hereby amended as set forth in the attached pages.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The directors and executive officers of the Company and their ages and positions are as follows:

            Name                    Age                      Position
            ----                    ---                      --------

      Richard E. Smith               54                  Chairman of the
                                                         Board,
                                                         Chief Executive
                                                         Officer and Director

      Gary P. Stevens                51                  President, Treasurer
                                                         and Chief Financial
                                                         Officer

      Gerard M. Tucci                47                  Vice President -
                                                         Operations,
                                                         Secretary
                                                         and Director

      David M. Smith                 30                  Vice President
                                                         and Director

      David J. Stein                 36                  Vice President

      John R. Welty, Jr.             47                  Vice President

      Karl Eller                     68                  Director

      Benjamin Raphan                59                  Director


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


Item 11.  Executive Compensation.

     The following table discloses the compensation awarded by the Company, for the three fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994 to Mr. Gary P. Stevens, its President and Chief Financial Officer, Mr. John R. Welty, Jr., the President of Swensen's, Inc. and a Vice President of the Company, and Mr. David J. Stein, Vice President, and Executive Director of Marketing and Advertising of the Company, who were the only executive officers of the Company whose salaries equaled or exceeded $100,000 during the 1996 fiscal year.

                           Summary Compensation Table

                                                         Annual                          Long Term
Name and Principal                  Year              Compensation                      Compensation
------------------                  ----       --------------------------------         ------------
Position(1)                                    Salary($)               Bonus($)         Options (#)
-----------                                    ---------               --------         -----------
Gary P. Stevens                     1996       133,635                                  106,250(2)
President, Chief                    1995       130,776                                     --
Financial Officer and               1994       130,548                                     --
Treasurer

John R. Welty, Jr.                  1996       119,548                                   62,500(3)
Vice President,                     1995       119,548                                     --
President of                        1994       119,548                                     --
Swensen's Inc.

David J. Stein                      1996       110,640                                   62,500(4)
Vice President                      1995       102,231                                     --
and Executive                       1994        57,840                                     --
Director of Marketing
and Advertising

----------

(1) Richard E. Smith, the Chairman of the Board and Chief Executive Officer of the Company, Gerard M. Tucci, the Vice President-Operations and Secretary of the Company and David M. Smith a Vice President of the Company are paid by other companies affiliated with Mr. Richard Smith. Pursuant to the terms of the Management Agreement with the Company, Calip Dairies, Inc., receives a management fee for providing a portion of the management, administrative and other personnel as required by the Company. The management fee for the year ended December 28, 1996 was $999,000. See --- Certain Relationships and Related Transactions.

(2) The options to Mr. Stevens were granted on July 18, 1996 with an exercise price of $.9375 per share and are fully vested. On July 18, 1996 options issued to Mr. Stevens in prior years to purchase 85,000 shares at $.6875 per share expired.

(3) The options to Mr. Welty were granted on July 18, 1996 with an exercise price of $.9375 per share and are fully vested. On July 18, 1996 options issued to Mr. Welty in prior years to purchase 50,000 shares at $.6875 per share expired.

(4) The options to Mr. Stein were granted on July 18, 1996 with an exercise price of $.9375 per share and are fully vested. On July 18, 1996 options issued to Mr. Stein to purchase 50,000 shares at $.6875 per share expired.

     The following table sets forth information concerning the value of unexercised stock options held by the named executive officers as of December 28, 1996. During such fiscal year no stock options were exercised.


                                             Aggregate Year-End Option Values

                                                                                                Value of
                                                                 Number of                     Unexercised
                                                                Unexercised                   In-the-Money
                                                                 Options at                    Options at
                                                             December 28, 1996             December 28, 1996
                  Shares                                  -----------------------        ---------------------
                  Acquired on          Value Rea-         Exerci-         Unexer-        Exerci-       Unexer-
Name              Exercise (#)         lized ($)          sable           cisable        sable         cisable
----              ------------         ----------         -------         -------        -------       -------
Gary P.                   --                --            106,250            --             --            --
  Stevens

John R.                   --                --             62,500            --             --            --
  Welty, Jr.

David J.                  --                --             62,500            --             --            --
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

     The Plan is administered by the entire Board of Directors or by a committee appointed by the Board of Directors. A member of the committee is not eligible to participate in the Plan while a member of the committee. Options granted under the

Plan are generally exercisable within 5 years from the date of grant. Options are not transferable or assignable, except upon the death of the optionee. Options may be exercised only while the optionee is employed by the Company and, under certain circumstances, for three months thereafter, except that, in the event of death while employed or within three months after termination of employment, options may be exercised during a 12- month period following death. The Company may not, in the aggregate, grant incentive stock options that are first exercisable by an optionee in any calendar year to the extent that the aggregate fair market value of the underlying stock (determined at the date of grant) exceeds $100,000. In July 1996, options for 543,600 shares at an exercise price of $.6875 per share expired and options to purchase an aggregate of 459,000 shares were granted under the Plan at an average exercise price of $.90 per share. No options were exercised through April 23, 1997. Messrs. Stevens, Welty, Stein and David Smith received 106,250, 62,500, 62,500 and 25,000 options, respectively.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the Common Stock owned on April 23, 1997 (i) by each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) by each of the Company's directors and (iii) by all directors and officers as a group:


                                                                              Amount and
                                                                               Nature of
                      Name and Address                                         Beneficial                     Percent
                     of Beneficial Owner                                      Ownership(1)                    of Class
                     -------------------                                      ------------                    --------
Richard E. Smith
4175 Veterans Highway
Ronkonkoma, New York  11779.............................................       2,547,200                       25.21

Gerard M. Tucci
4175 Veterans Highway
Ronkonkoma, New York  11779.............................................          83,568                        0.82

Karl Eller (2)
Eller Media Group
2850 E. Camelback Road
Suite 300
Phoenix, Arizona 85016..................................................         100,000                        0.99

Benjamin Raphan
c/o Tenzer Greenblatt LLP
405 Lexington Avenue
New York, New York  10174...............................................         164,100                        1.62

David M. Smith (3)
4175 Veterans Highway
Ronkonkoma, New York  11779.............................................         542,000                        5.34

Directors and officers as a
group (8 persons) (4) ..................................................       4,057,783                       39.16

----------

(1) A person is deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. The named individuals have sole voting and investment power with respect to the shares held by them.

(2) Includes 100,000 shares of stock issuable upon the exercise of stock options.

(3) Includes 25,000 shares of Stock issuable upon the exercise of stock options exercisable as of April 23, 1997 issued under the Company's stock option plan.

(4) Includes 256,250 shares of stock issuable upon the exercise of stock options held by certain of the Company's executive officers exercisable as of April 23, 1997 issued under the Company's stock option plan. Also includes 1,535 shares of Common Stock as to which one of the executive officers disclaims beneficial ownership.

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

     The Company has entered into an agreement with Calip Dairies, Inc. (the "Distributor") terminable on 30 days' notice, to sell to the Distributor at an agreed upon price, the Company's products for distribution to certain retail outlets in New York, New Jersey, southern Connecticut and the Philadelphia-Delaware areas. The Company believes that the price at which the Company's products are sold to the Distributor is competitive with the prices generally paid by distributors for similar products in the New York metropolitan area. Sales of ice cream to the Distributor for the year ended December 28, 1996 were approximately $2,333,000.

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

     On April 15, 1986, the Company entered into a Management Agreement with the Distributor which, as extended in April 1992, expires April 15, 1998. Pursuant to the terms of the Management Agreement, the Distributor will provide a portion of the management, administrative and other personnel required for the operation of the Company's business until April 15, 1998. For the services provided by the Distributor, the Distributor will receive an annual management fee equal to 10% of the gross revenues of the Company, up to $5,000,000 in gross revenues, and 2% of gross revenues thereafter up to a maximum annual fee of $1,000,000. In addition, the Distributor is entitled to receive an additional incentive management fee equal to 5% of the Company's annual net after tax income in excess of $3,000,000. While the Management Agreement was not negotiated at arms' length, the Company believes that the terms of the Management Agreement are fair. The management fee for the year ended December 28, 1996 was approximately $999,000.

     During the year ended December 28, 1996, the Company paid Tenzer Greenblatt LLP, general counsel to the Company, approximately $101,000 for legal fees. Mr. Benjamin Raphan, a director of the Company, is a partner in Tenzer Greenblatt LLP.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTEGRATED BRANDS, INC.



Dated: April 28, 1997                      /s/ Gary P. Stevens
                                           --------------------------------
                                           Name:   Gary P. Stevens
                                           Title:  President