Form 10-Q
period 1997-03-29
INTEGRATED BRANDS INC
filed 1997-05-13
CIK 792643

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997.
                               ---------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from            to
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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes   X    No
                                                       -------   ------

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

                                                   Yes         No
                                                      ------     ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date May 6, 1997.

Common Stock Par Value $.01 Per Share.  Shares Outstanding 10,003,288
                                                           ----------

                             INTEGRATED BRANDS, INC.

                                    Form 10-Q

                                 March 29, 1997


                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I. FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS              3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS                                         5

                  CONDENSED CONSOLIDATED STATEMENT OF
                  STOCKHOLDERS' EQUITY                               6

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS                                         7

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                               9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                     11

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   12

         SIGNATURES                                                 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 29,      December 28,
                                                         1997            1996
----------------------------------------------------------------------------------
                                                              (Unaudited)
                                                             (In thousands
Assets

Current Assets:

       Cash and cash equivalents                       $ 1,566           $ 1,054

       Receivables                                       6,768             5,612

       Receivables - affiliates                          1,449             1,452

       Income Tax Refunds Receivable                       579               512

       Inventories                                       1,483             1,748

       Prepaid product introductory expenses               670               981

       Other prepaid expenses                              223               166
----------------------------------------------------------------------------------
Total Current Assets                                    12,738            11,525



Improvements and equipment, at cost,                     1,789             1,668
net of accumulated depreciation and
amortization



Other Assets

       License agreements, at cost, net of               6,954             6,070
       accumulated amortization of
       $1,394,000 and $1,278,000

       Intangible assets, at cost, net of                5,656             5,740
       accumulated amortization of
       $3,189,000 and $3,105,000

       Investment in Heidi's                             1,448             1,464

       Other                                               283               331
----------------------------------------------------------------------------------
Total Assets                                           $28,868           $26,798
==================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                                           March 29,        December 28,
                                                                             1997              1996
-----------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                   (In thousands)
Liabilities and Stockholders' Equity

Liabilities:

       Current maturities of long-term debt                                    $666                $666

       Trade accounts payable                                                 6,596               5,240

       Income taxes payable                                                      44                  30

       Payable - affiliates                                                   1,344                 783

       Accrued marketing expenses                                               260                 280

       Other accrued liabilities                                              1,439               1,477

       Liability for lease terminations                                          50                 110
-----------------------------------------------------------------------------------------------------------



Current Liabilities                                                          10,399               8,586

Long-term debt, less current maturities                                       8,368               7,512

Liability for lease terminations, net of current portion                        146                  88
-----------------------------------------------------------------------------------------------------------

Total liabilities                                                            18,913              16,186
-----------------------------------------------------------------------------------------------------------

Minority interest                                                               244                 213
-----------------------------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:

       Class A common stock, $.01 par value 20,000,000                          124                 124
       shares authorized; 12,357,903 shares issued and
       outstanding

       Paid-in capital                                                        8,432               8,432

       Retained earnings                                                      3,033               3,615

       Treasury stock, at cost, 2,354,615 and 2,254,615                     (1,878)             (1,772)
       shares, respectively
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                    9,711              10,399
-----------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                  $28,868             $26,798
===========================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Thirteen Weeks Ended
                                                                             (Unaudited)
----------------------------------------------------------------------------------------------------
                                                                    March 29,          March 30,
                                                                      1997               1996
----------------------------------------------------------------------------------------------------
                                                                       (In thousands, except
                                                                         per share amount)
Revenues:

       Net sales                                                     $6,394               $6,855

       Store operations                                               1,372                  815

       Franchise revenue                                                360                  448

       Other                                                             48                   44
----------------------------------------------------------------------------------------------------

                                                                      8,174                8,162
----------------------------------------------------------------------------------------------------

Operating costs and expenses:

       Cost of goods sold                                             3,966                3,852

       Store operations                                               1,188                  828

       Selling, general and administrative expenses                   3,447                2,829

       Interest                                                         177                  117
----------------------------------------------------------------------------------------------------

                                                                      8,778                7,626
----------------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit)                     (604)                  536

Income tax expense (benefit)                                           (22)                  268
----------------------------------------------------------------------------------------------------

Net income (loss)                                                    $(582)                 $268
====================================================================================================
Earnings (loss) per common share                                     $(.06)                 $.03
====================================================================================================
Weighted average number of common and common                        10,076                10,386
equivalent shares outstanding
====================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997


                                           Common Stock

                                                        Par          Paid-in        Retained        Treasury
                                        Shares         Value         Capital        Earnings          Stock          Total
--------------------------------------------------------------------------------------------------------------------------------

                                             (Unaudited)
                                           (In thousands)
Balance, December 28, 1996               12,358           $124         $8,432          $3,615        $(1,772)         10,399

Purchase of treasury stock                                                                              (106)          (106)

Net income for the thirteen
weeks ended March 29, 1997                                                              (582)                          (582)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 29, 1997                  12,358           $124         $8,432          $3,033        $(1,878)         $9,711
================================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Thirteen Weeks Ended
------------------------------------------------------------------------------------------------------------------------

                                                                                  March 29,            March 30,
                                                                                    1997                  1996
========================================================================================================================
                                                                                             (Unaudited)
                                                                                           (In thousands)
Cash Flows from Operating Activities

Net income (Loss)                                                                     $(582)                    $268

       Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                                  283                     272

          Provision for doubtful accounts                                                 75                     110

          Minority interest in net income of subsidiaries                                 31                       1



       Increase (decrease) in cash flows from changes in operating assets and liabilities:

          Receivables                                                                (1,231)                 (1,658)

          Receivables - affiliates                                                         3                    (27)

          Inventories                                                                    265                   (206)

          Prepaid expenses and other                                                     187                 (1,675)

          Other assets                                                                    48                     (4)

          Trade accounts payable and accrued liabilities                               1,310                   2,465

          Payables - affiliates                                                          561                      93
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      950                   (361)
========================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

                                                                                   Thirteen Weeks Ended
-------------------------------------------------------------------------------------------------------------------------
                                                                                  March 29,        March 30,
                                                                                    1997             1996
=========================================================================================================================
                                                                                         (Unaudited)
                                                                                        (In thousands)
Cash Flows from Investing Activities:

       Acquisition of License Rights                                                  (1,000)

       Capital expenditures                                                             (204)          (651)

       Investment in Heidi's                                                              16

       Net cash used in investing activities                                          (1,188)          (651)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:

       Proceeds from long-term debt                                                    1,002            450

       Principal payment on long-term debt                                              (146)          (144)

       Purchase of treasury stock                                                       (106)          (107)

       Net cash provided in financing activities                                         750            199
-------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                  512           (813)

Cash and cash equivalents, beginning of period                                         1,054          2,086
-------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                              $1,566         $1,273
=========================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       NOTE 1:   ORGANIZATION BUSINESS AND BASIS OF PRESENTATION

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

                 The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries except Heidi's Frogen Yogurt Shoppes, Inc. ("Heidi's"). All material intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Heidi's is stated at amortized cost. On April 9, 1993, Heidi's and its subsidiary filed voluntary petitions under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court to reorganize Heidi's.

                 The Condensed Consolidated Financial Statements included herein are unaudited and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. Certain 1996 balances were reclassified to conform to 1997 presentation. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 28, 1996.

                 The results of operations for the thirteen weeks ended March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

                             INTEGRATED BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 2:  LONG-TERM DEBT

                 Under a revolving credit facility entered into December 1994, the Company can borrow up to $7,500,000 through June 30, 1998. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment.

                 On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996 and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the bank's prime rate plus 1/2%. As of March 29, 1997, the Company had available credit of $2,975,000 under the revolving credit facility.

       NOTE 3:   EARNINGS (LOSS) PER COMMON SHARE

                 Earnings (loss) per share of common stock were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each of the periods presented. Common equivalent shares were anti-dilutive for the thirteen weeks ended March 29, 1997 and were excluded from the loss per share calculations. Common equivalent shares were included in the weighted average number of shares outstanding for the thirteen weeks ended March 30, 1996. The common equivalent shares result from issuance upon the assumed exercise of warrants and options under the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Thirteen weeks ended March 29, 1997 vs. thirteen weeks ended March 30, 1996.

        Total revenue for the thirteen weeks ended March 29, 1997 increased to $8,174,000 from $8,162,000 for the thirteen weeks ended March 30, 1996. Prepackaged frozen dessert sales decreased to $5,288,000 for the thirteen weeks ended March 29, 1997 from $5,500,000 for the thirteen weeks ended March 30, 1996. The decrease in revenues in prepackaged frozen dessert sales was primarily due to the decrease in product authorizations in retail outlets for previously introduced products and declining sales of frozen yogurt dessert products. The reduction in bulk frozen dessert sales resulted from the decline in the number of domestic franchise stores in operation. The increase in revenue from store operations of $557,000 was due to revenues attributable to a company-owned Jerry Tucci's Brick Oven Pizzeria, an Italian restaurant opened in March 1996 (and subsequently leased to a third party in April
        1997), and the opening of a Schrafft's New York ice cream shop in January 1997 in Las Vegas, Nevada, as a joint venture.

        The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended March 29, 1997 and March 30, 1996, respectively.

                                                                  Thirteen Weeks Ended
------------------------------------------------------------------------------------------------------

                                                          March 29, 1997              March 30, 1996
======================================================================================================
Prepackaged Frozen Dessert Sales                            $5,288,000                  $5,500,000

Bulk Frozen Dessert Sales                                      823,000                   1,093,000

Other Sales                                                    283,000                     262,000
------------------------------------------------------------------------------------------------------

Total Sales                                                 $6,394,000                  $6,855,000
======================================================================================================

        The Company's sales of bulk and prepackaged frozen desserts comprised 75% of the total revenues for the thirteen weeks ended March 29, 1997 as compared to 81% of the total revenues for the thirteen weeks ended March 30, 1996.

        The gross profit percentage decreased to 38% for the thirteen weeks ended March 29, 1997 as compared to 44% for the thirteen weeks ended March 30, 1996. The decrease is due primarily to the increase in promotional allowances and product distribution costs in 1997 as compared to 1996.

        Selling, general and administrative expenses increased to $3,447,000 for the thirteen weeks ended March 29, 1997 as compared to $2,829,000 for the thirteen weeks ended March 30, 1996. This increase is primarily attributable to the increased new product introductory expenses incurred in the thirteen weeks ended March 29, 1997 in excess of such expenses for the thirteen weeks ended March 30, 1996.

        The net loss for the thirteen weeks ended March 29, 1997 was $(582,000) as compared to net income of $268,000 for the thirteen weeks ended March 30, 1996. The decline in results of operations for the thirteen weeks ended March 29, 1997 is primarily attributable to the decrease in gross profit dollars as a result of lower sales and gross profit percentage as compared to the same period in 1996, and the increase in new product introductory expenses.

        Liquidity and Capital Resources

        Net cash provided by operations was $950,000 for the thirteen weeks ended March 29, 1997 as compared to net cash used in operations of $361,000 for the thirteen weeks ended March 30, 1996. The increase in cash provided by operations resulted mainly from the changes in operating assets and liabilities.

        Working capital on March 29, 1997 was $2,339,000. The Company believes this working capital and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current fiscal year. At March 29, 1997 the Company had $2,975,000 available from its credit line as discussed in Note 2 to the condensed consolidated financial statements.

        Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        The statements which are not historical facts contained in this Form 10-Q are forward looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability and the effects of general economic conditions.

PART II. OTHER INFORMATION

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the registrant during the thirteen weeks ended March 29, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1997                           INTEGRATED BRANDS INC.
------------------                           ----------------------




                                              By: /s/
                                                 -----------------------------
                                                  Gary P. Stevens, President