Form 10-Q
period 1997-06-28
INTEGRATED BRANDS INC
filed 1997-08-12
CIK 792643

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission file number 0 - 15942

                             INTEGRATED BRANDS INC.
             (Exact name of registrant as specified in its charter)

                                   New Jersey
         (State or other jurisdiction of incorporation or organization)

                                   11-2778439
                      (I.R.S. Employer Identification No.)

                   4175 Veterans Highway, Ronkonkoma, NY 11779
               (Address of principal executive offices - Zip code)

     Registrant's telephone number, including area code: 516 - 737 - 9700

________________________________________________________________________________
Former name, former address and former fiscal year, if changes since last report.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                    Yes  _____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date August 6, 1997.

Common Stock Par Value $.01 Per Share.  Shares Outstanding   10,003,288

                             INTEGRATED BRANDS, INC.

                                    Form 10-Q

                                  June 28, 1997


                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS                      3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS                                                 5

                  CONDENSED CONSOLIDATED STATEMENT OF
                  STOCKHOLDERS' EQUITY                                       7

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  CASH FLOWS                                                 8

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                       9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                             11

PART II. OTHER INFORMATION                                                  13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          13

                  SIGNATURES                                                14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         June 28,   December 28,
                                                           1997         1996
------------------------------------------------------------------------------
                                                               (Unaudited)
                                                              (In thousands)

Assets

Current assets:

       Cash and cash equivalents                         $1,589         $1,054

       Receivables                                       11,031          5,612

       Receivables - affiliates                             794          1,452

       Income tax refunds receivable                        361            512

       Inventories                                        1,573          1,748

       Prepaid product introductory expenses              2,445            981

       Other prepaid expenses                               239            166
------------------------------------------------------------------------------

Total current assets                                     18,032         11,525



Improvements and equipment, at cost,                      2,029          1,668
net of accumulated depreciation and
amortization



Other assets

       License agreements, at cost, net of
       accumulated amortization of
       $1,510,000 and $1,278,000                          6,838          6,070

       Intangible assets, at cost, net of
       accumulated amortization of
       $3,274,000 and $3,105,000                          5,571          5,740

       Investment in Heidi's                              1,431          1,464

       Other                                                280            331
------------------------------------------------------------------------------

Total assets                                            $34,181        $26,798
==============================================================================


See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                          June 28,  December 28,
                                                            1997       1996
--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                             (In thousands)

Liabilities and stockholders' equity

Current liabilities:

       Current maturities of long-term debt                  $652        $666

       Trade accounts payable                               8,804       5,240

       Income taxes payable                                    39          30

       Payable - affiliates                                   707         783

       Accrued marketing expenses                           1,613         280

       Other accrued liabilities                            1,671       1,477

       Liability for lease terminations                        50         110
-----------------------------------------------------------------------------



Total current liabilities                                  13,536       8,586

Long-term debt, less current maturities                     8,681       7,512

Liability for lease terminations, net of current portion      145          88
-----------------------------------------------------------------------------

Total liabilities                                          22,362      16,186
-----------------------------------------------------------------------------

Minority interest                                             303         213
-----------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:

       Class A common stock, $.01 par value 20,000,000
       shares authorized; 12,357,903 shares issued            124         124

       Paid-in capital                                      8,432       8,432

       Retained earnings                                    4,838       3,615

       Treasury stock, at cost, 2,354,615 and 2,254,615    (1,878)     (1,772)
       shares, respectively
-----------------------------------------------------------------------------

Total stockholders' equity                                 11,516      10,399
-----------------------------------------------------------------------------

Total liabilities and stockholders' equity                $34,181     $26,798
==============================================================================


See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Thirteen Weeks Ended
--------------------------------------------------------------------------------

                                                            June 28,    June 29,
                                                              1997        1996
--------------------------------------------------------------------------------

                                                                (Unaudited)
                                                           (In thousands, except
                                                              per share amount)

Revenues:

       Sales                                                 $14,450     $14,882

       Store operations                                        1,046       1,142

       Franchise revenue                                         484         535

       Other                                                      51          48
--------------------------------------------------------------------------------

                                                              16,031      16,607
--------------------------------------------------------------------------------

Operating costs and expenses:

       Cost of goods sold                                      7,272       8,133

       Store operations                                          953       1,143

       Selling, general and administrative expenses            5,568       6,807

       Interest                                                  185         141
--------------------------------------------------------------------------------

                                                              13,978      16,224
--------------------------------------------------------------------------------

Income before taxes on income                                  2,053         383

Taxes on income                                                  248         180
--------------------------------------------------------------------------------

Net income                                                    $1,805        $203
================================================================================
Earnings per common share                                       $.18        $.02
================================================================================
Weighted average number of common
and common equivalent shares
outstanding                                                   10,010      10,339
================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Twenty-Six Weeks Ended
--------------------------------------------------------------------------------
                                                            June 28,    June 29,
                                                              1997       1996
--------------------------------------------------------------------------------

                                                                (Unaudited)
                                                           (In thousands, except
                                                             per share amount)

Revenues:

       Sales                                                 $21,441     $22,055

       Store operations                                        2,418       1,957

       Franchise revenue                                         844         983

       Other                                                      99          92
--------------------------------------------------------------------------------

                                                              24,802      25,087
--------------------------------------------------------------------------------

Operating costs and expenses:

       Cost of goods sold                                     11,238      11,985

       Store operations                                        2,190       1,971

       Selling, general and administrative expenses            9,563       9,954

       Interest                                                  362         258
--------------------------------------------------------------------------------

                                                              23,353      24,168
--------------------------------------------------------------------------------

Income before taxes on income                                  1,449         919

Taxes on income                                                  226         448
--------------------------------------------------------------------------------

Net income                                                    $1,223        $471
================================================================================
Earnings per common share                                       $.12        $.05
================================================================================
Weighted average number of common
and common equivalent shares
outstanding                                                   10,050      10,372
================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997

                                           Common Stock

                                                         Par          Paid-in         Retained        Treasury
                                         Shares         Value         Capital         Earnings         Stock           Total
----------------------------------------------------------------------------------------------------------------------------------
                                              (Unaudited)
                                             (In thousands)
Balance, December 28, 1996                12,358           $124         $8,432           $3,615        $(1,772)        $10,399

Purchase of treasury stock                                                                                (106)           (106)

Net income for the twenty-six
weeks ended June 28, 1997                                                                 1,223                          1,223
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 28, 1997                    12,358           $124         $8,432           $4,838        $(1,878)        $11,516
==================================================================================================================================



See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Twenty-six Weeks Ended
------------------------------------------------------------------------------------------------------------------------
                                                                                     June 28,               June 29,
                                                                                       1997                   1996
------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
                                                                                            (In thousands)
Cash Flows from Operating Activities

Net income                                                                            $1,223                    $471

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation and amortization                                                     593                     703

       Provision for doubtful accounts                                                   240                     224

       Minority interest in net income (loss) of subsidiaries                             90                      (4)

Increase (decrease) in cash flows from changes in operating assets and liabilities:

       Receivables                                                                    (5,659)                 (7,911)

       Receivables - affiliates                                                          658                    (571)

       Inventories                                                                       175                    (749)

       Prepaid expenses and other                                                     (1,386)                 (3,474)

       Other assets                                                                       51                     143

       Trade accounts payable and accrued liabilities                                  5,097                   7,409

       Payables - affiliates                                                             (76)                    338
------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                    1,006                  (3,421)

========================================================================================================================
Cash Flows from Investing Activities:

       Acquisition of License Rights                                                  (1,000)

       Capital expenditures                                                             (520)                   (880)
------------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                          (1,520)                   (880)
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:

       Proceeds from long-term debt                                                    1,475                   3,561

       Principal payments on long-term debt                                             (320)                   (288)

       Purchase of treasury stock                                                       (106)                   (107)
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                       1,049                   3,166
------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                  535                  (1,135)

Cash and cash equivalents, beginning of period                                         1,054                   2,086
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                               1,589                    $951
========================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

                             INTEGRATED BRANDS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   ORGANIZATION BUSINESS AND BASIS OF PRESENTATION

          The Company was incorporated in September, 1985, and commenced operations on December 23, 1985, as Steve's Homemade Ice Cream, Inc. In August, 1988, the Company completed the acquisition of Swensen's Inc. (Swensen's) and its wholly-owned subsidiaries. In August, 1990, the Company acquired a sixty percent interest in American Glace, Inc. In July, 1995, the Company changed its name to INTEGRATED BRANDS INC. to more appropriately reflect the breadth of the Company's business. INTEGRATED BRANDS INC. and its subsidiaries, are collectively referred to herein as the "Company".

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

          The results of operations for the twenty-six weeks and thirteen weeks ended June 28, 1997, are not necessarily indicative of the results to be expected for the full year.

                             INTEGRATED BRANDS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:   LONG-TERM DEBT

          Under a revolving credit facility entered into December, 1994, the Company can borrow up to $7,500,000 through June 30, 1998. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment.

          On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996 and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the bank's prime rate plus 1/2%. As of June 28, 1997, the Company had available credit of $2,500,000 under the revolving credit facility.

NOTE 3:   EARNINGS PER COMMON SHARE

          Earnings per share of common stock for the thirteen and the twenty-six weeks ended June 28, 1997 and June 29, 1996 were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 7,000 and 235,000 common equivalent shares were included in the weighted average number of shares for the thirteen weeks ended June 28, 1997 and June 29, 1996, respectively. 14,000 and 235,000 common equivalent shares were included in the weighted average number of shares for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively. The common stock equivalent shares result from shares issuable upon the exercise of options under the treasury stock method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen weeks ended June 28, 1997 vs. thirteen weeks ended June 29, 1996.

Total revenue for the thirteen weeks ended June 28, 1997 decreased to $16,031,000 from $16,607,000 for the thirteen weeks ended June 29, 1996. Prepackaged frozen dessert sales increased to $12,523,000 for the thirteen weeks ended June 28, 1997 from $12,452,000 for the thirteen weeks ended June 29, 1996. Prepackaged frozen dessert sales for the thirteen weeks ending June 28, 1997 were affected by cooler than normal weather partially offset by significant increases in product authorizations and sales in retail outlets of new Tropicana frozen dessert novelties. The reduction in bulk frozen dessert sales resulted primarily from cooler than normal weather and discontinuance of the test program with Denny's, in part due to the low profit attributable to this business. The decrease in revenue from store operations was due to lost revenues attributable to three stores previously operated by the company, two of which were sold to franchisees and one of which was leased to a third party, offset by the opening of a Schrafft's New York ice cream shop in January 1997 in Las Vegas, Nevada as a joint venture.

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended June 28, 1997 and June 29, 1996, respectively.


                                                     Thirteen Weeks Ended
------------------------------------------------------------------------------

                                                June 28, 1997     June 29, 1996

Prepackaged Frozen Dessert Sales                 $12,523,000       $12,452,000

Bulk Frozen Dessert Sales                          1,483,000         2,003,000

Other Sales                                          444,000           427,000
------------------------------------------------------------------------------

Total Sales                                      $14,450,000       $14,882,000
------------------------------------------------------------------------------

The Company's sales of bulk and prepackaged frozen desserts comprised 87% of the total revenues for the thirteen weeks ended June 28, 1997 as compared to 87% of the total revenues for the thirteen weeks ended June 29, 1996.

The gross profit percentage increased to 50% for the thirteen weeks ended June 28, 1997 as compared to 45% for the thirteen weeks ended June 29, 1996. The gross profit improvement is primarily due to sales of newly introduced Tropicana frozen dessert novelties which have higher gross margins than the Company's other products.

Selling, general and administrative expenses decreased to $5,568,000 for the thirteen weeks ended June 28, 1997 as compared to $6,807,000 for the thirteen weeks ended June 29, 1996. The decline is primarily attributable to the decline in product introductory expenses incurred in the thirteen weeks ended June 28, 1997 versus the thirteen weeks ended June 29, 1996.

The net income for the thirteen weeks ended June 28, 1997 was $1,805,000 as compared to net income of $203,000 for the thirteen weeks ended June 29, 1996. The improvement in results of operations for the thirteen weeks ended June 28, 1997 is attributable to the increase in gross profit dollars as a result of product sales with higher gross profit percentage as compared to the same period in 1996, and the decrease in product introductory expenses.

Twenty-six weeks ended June 28, 1997 vs. twenty-six weeks ended June 29, 1996.

Total revenue for the twenty-six weeks ended June 28, 1997 decreased to $24,802,000 from $25,087,000 for the twenty-six weeks ended June 29, 1996. Prepackaged frozen dessert sales increased to $18,408,000 for the twenty-six weeks ended June 28, 1997 from $18,270,000 for the twenty-six weeks ended June 29, 1996.

Prepackaged frozen dessert sales for the twenty-six weeks ending June 28, 1997 were affected by cooler than normal weather during the thirteen week period ending June 28, 1997 partially offset by significant increases in product authorizations and sales in retail outlets of new Tropicana frozen dessert novelties. The reduction in bulk frozen dessert sales resulted primarily from cooler than normal weather during the thirteen week period ending June 28, 1997 and discontinuance of the test program with Denny's, in part due to the low profit attributable to this business. The increase in revenue from store operations of $461,000 was due to revenues attributable to a company-owned Jerry Tucci's Brick Oven Pizzeria, an Italian restaurant opened in March 1996 (and subsequently leased to a third party in April 1997) and the opening of a Schrafft's New York ice cream shop in January 1997 in Las Vegas, Nevada, as a joint venture, partially offset by lost revenues attributable to two stores previously operated by the Company which were sold to franchisees during the quarter ended June 28, 1997.

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the twenty-six weeks ended June 28, 1997 and June 29, 1996, respectively.

                                                          Twenty-six Weeks Ended
------------------------------------------------------------------------------------------
                                               June 28, 1997               June 29, 1996
Prepackaged Frozen Dessert Sales                 $18,408,000                 $18,270,000

Bulk Frozen Dessert Sales                          2,306,000                   3,096,000

Other Sales                                          727,000                     689,000
------------------------------------------------------------------------------------------
Total Sales                                      $21,441,000                 $22,055,000
------------------------------------------------------------------------------------------

The company's sales of bulk and prepackaged frozen desserts compromised 84% of the total revenues for the twenty-six weeks ended June 28, 1997 as compared to 85% of the total revenues for the twenty-six weeks ended June 29, 1996.

The gross profit percentage increased to 48% for the twenty-six weeks ended June 28, 1997 as compared to 46% for the twenty-six weeks ended June 29, 1996. The gross profit improvement is primarily due to newly introduced Tropicana frozen dessert novelties during the second quarter of 1996 with higher gross margins.

Selling, general and administrative expenses decreased to $9,563,000 for the twenty-six weeks ended June 28, 1997 as compared to $9,954,000 for the twenty-six weeks ended June 29, 1996. The decrease is primarily attributable to lower product introductory expenses incurred in the twenty-six weeks ended June 28, 1997 versus such expenses for the twenty-six weeks ended June 29, 1996.

The net income for the twenty-six weeks ended June 28, 1997 was $1,223,000 as compared to net income of $471,000 for the twenty-six weeks ended June 29, 1996. The improvement in results of operations for the twenty-six weeks ended June 28, 1997 is primarily attributable to the increase in gross profit dollars as a result of product sales with higher gross profit margins as compared to the same period in 1996, increased store operations, and a decrease in product introductory expenses.

Liquidity and Capital Resources

Net cash provided by operations was $1,006,000 for the twenty-six weeks ended June 28, 1997 as compared to net cash used in operations of $3,421,000 for the twenty-six weeks ended June 29, 1996. The increase in cash provided by operations resulted mainly from the results of operations and the changes in operating assets and liabilities.

Working capital on June 28, 1997 was $4,496,000. The Company believes this working capital and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current year. At June 29, 1997 the Company had $2,500,000 available from its credit line as discussed in Note 2 to the condensed consolidated financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The statements which are not used historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability and the effects of general economic conditions.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the thirteen weeks ended June 28, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1997                         INTEGRATED BRANDS INC.





                                               By: /s/ Gary P. Stevens
                                                   ----------------------------
                                                   Gary P. Stevens, President