Form 10-Q
period 1997-09-27
INTEGRATED BRANDS INC
filed 1997-11-12
CIK 792643

SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997.

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

                                 Yes   _X_    No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes  ___   No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 29, 1997.

Common Stock Par Value $.01 Per Share. Shares Outstanding 10,003,288

                             INTEGRATED BRANDS, INC.

                                    Form 10-Q

                               September 27, 1997


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             September 27,  December 28,
                                                                 1997           1996
----------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                    (In thousands)
Assets

Current Assets:

       Cash and cash equivalents                                 $ 1,733       $ 1,054

       Receivables                                                 6,217         5,612

       Receivables - affiliates                                    1,051         1,452

       Income tax refunds receivable                                 370           512

       Inventories                                                 1,241         1,748

       Prepaid product introductory expenses                       1,519           981

       Other prepaid expenses                                        189           166
----------------------------------------------------------------------------------------

Total Current Assets                                              12,320        11,525



Improvements and equipment, at cost,                               1,856         1,668
net of accumulated depreciation and
amortization



Other Assets

       License agreements, at cost, net of
       accumulated amortization of
       $1,626,000 and $1,278,000                                   6,722         6,070

       Intangible assets, at cost, net of
       accumulated amortization of
       $3,359,000 and $3,105,000                                   5,486         5,740

       Investment in Heidi's                                       1,413         1,464

       Other                                                         423           331
----------------------------------------------------------------------------------------

Total Assets                                                     $28,220       $26,798
========================================================================================


See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                             September 27,  December 28,
                                                                 1997           1996
----------------------------------------------------------------------------------------
                                                                     (Unaudited)
                                                                    (In thousands)
Liabilities and Stockholders' Equity

Liabilities:

       Current maturities of long-term debt                     $    652     $    666

       Trade accounts payable                                      5,696        5,240

       Income taxes payable                                          164           30

       Payable - affiliates                                          885          783

       Accrued marketing expenses                                    635          280

       Other accrued liabilities                                   1,341        1,477

       Liability for lease terminations                               50          110
----------------------------------------------------------------------------------------

Total Current Liabilities                                          9,423        8,586

Long-term debt, less current maturities                            5,541        7,512

Liability for lease terminations, net of current portion             131           88
----------------------------------------------------------------------------------------

Total liabilities                                                 15,095       16,186
----------------------------------------------------------------------------------------

Minority interest                                                    334          213
----------------------------------------------------------------------------------------

Commitments and contingent liabilities

Stockholders' equity:

       Class A common stock, $.01 par value 20,000,000
       shares authorized; 12,357,903 shares issued                   124          124

       Paid-in capital                                             8,432        8,432

       Retained earnings                                           6,113        3,615

       Treasury stock, at cost, 2,354,615 and 2,254,615
       shares, respectively                                       (1,878)      (1,772)
----------------------------------------------------------------------------------------

Total stockholders' equity                                        12,791       10,399
----------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                      $ 28,220     $ 26,798
========================================================================================


See accompanying notes to Condensed Consolidated Financial Statements

                             INTEGRATED BRANDS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Thirteen Weeks Ended
-------------------------------------------------------------------------------------------

                                                               September 27,  September 28,
                                                                   1997           1996
-------------------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                 (In thousands, except
                                                                   per share amount)

Revenues:

       Sales                                                    $ 13,753     $ 11,884

       Store operations                                              817        1,018

       Franchise revenue                                             402          493

       Other                                                          67          105
-------------------------------------------------------------------------------------------

                                                                  15,039       13,500
-------------------------------------------------------------------------------------------

Operating costs and expenses:

       Cost of goods sold                                          6,931        7,077

       Store operations                                              578        1,061

       Selling, general and administrative expenses                5,961        6,580

       Interest                                                      161          208
-------------------------------------------------------------------------------------------

                                                                  13,631       14,926
-------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit)                  1,408       (1,426)

Income tax expense (benefit)                                         133         (484)
-------------------------------------------------------------------------------------------

Net income (loss)                                               $  1,275     $   (942)
===========================================================================================

Earnings (loss) per common share                                $    .12     $   (.09)
===========================================================================================

Weighted average number of common
and common equivalent shares
outstanding                                                       10,240       10,103
===========================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                                INTEGRATED BRANDS INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                 Thirty-Nine Weeks Ended
-------------------------------------------------------------------------------------------

                                                               September 27,  September 28,
                                                                   1997           1996
-------------------------------------------------------------------------------------------

                                                                       (Unaudited)
                                                                  (In thousands, except
                                                                    per share amount)


Revenues:

       Sales                                                    $ 35,194     $ 33,939

       Store operations                                            3,235        2,975

       Franchise revenue                                           1,246        1,476

       Other                                                         166          197
-------------------------------------------------------------------------------------------

                                                                  39,841       38,587
-------------------------------------------------------------------------------------------

Operating costs and expenses:

       Cost of goods sold                                         18,169       19,062

       Store operations                                            2,768        3,032

       Selling, general and administrative expenses               15,524       16,534

       Interest                                                      523          466
-------------------------------------------------------------------------------------------

                                                                  36,984       39,094
-------------------------------------------------------------------------------------------

Income (loss) before income tax expense (benefit)                  2,857         (507)

Income tax expense (benefit)                                         359          (36)
-------------------------------------------------------------------------------------------

Net income (loss)                                               $  2,498     $   (471)
===========================================================================================

Earnings (loss) per common share                                $    .24     $   (.05)
===========================================================================================

Weighted average number of common
and common equivalent shares
outstanding                                                       10,262       10,126
===========================================================================================

See accompanying notes to Condensed Consolidated Financial Statements

                                INTEGRATED BRANDS INC.
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

                                              Common Stock

                                                         Par          Paid-in         Retained        Treasury
                                         Shares         Value         Capital         Earnings         Stock           Total
----------------------------------------------------------------------------------------------------------------------------------

                                              (Unaudited)
                                             (In thousands)

Balance, December 28, 1996                12,358           $124         $8,432           $3,615        $(1,772)        $10,399

Purchase of treasury stock                                                                                (106)          (106)

Net income for the thirty-nine
weeks ended September 27,
1997                                                                                      2,498                          2,498
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 27, 1997               12,358           $124         $8,432           $6,113        $(1,878)        $12,791
==================================================================================================================================



See accompanying notes to Condensed Consolidated Financial Statements.

                                INTEGRATED BRANDS INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Thirty-Nine Weeks Ended
--------------------------------------------------------------------------------------------------------------------

                                                                                  September 27,        September 28,
                                                                                       1997                1996
====================================================================================================================

                                                                                              (Unaudited)
                                                                                            (In thousands)
Cash Flows from Operating Activities

Net income                                                                            $ 2,498             $  (471)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

       Depreciation and amortization                                                      888               1,027

       Provision for doubtful accounts                                                    305                 338

       Minority interest in net income (loss) of subsidiary/joint venture                 121                  (7)

Increase (decrease) in cash flows from changes in operating assets and liabilities:

       Receivables                                                                       (910)             (5,731)

       Receivables - affiliates                                                           401                (442)

       Inventories                                                                        507                 (49)

       Prepaid expenses and other                                                        (419)             (1,659)

       Other assets                                                                       (92)                167

       Trade accounts payable and accrued liabilities                                     792               2,197

       Payables - affiliates                                                              102                   3
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                     4,193              (4,627)
====================================================================================================================

Cash Flows from Investing Activities:

       Acquisition of License Rights                                                   (1,000)

       Capital expenditures                                                              (590)               (965)

       Disposal of fixed assets                                                           167
--------------------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                           (1,423)               (965)
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:

       Proceeds from long-term debt                                                     1,480               5,116

       Principal payments on long-term debt                                            (3,465)               (373)

       Purchase of treasury stock                                                        (106)               (107)
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                       (2,091)              4,636
--------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                   679                (956)

Cash and cash equivalents, beginning of period                                          1,054               2,086
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                              $ 1,733             $ 1,130
====================================================================================================================

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

          The results of operations for the thirty-nine weeks and thirteen weeks ended September 27, 1997, are not necessarily indicative of the results to be expected for the full year.

                             INTEGRATED BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:   LONG-TERM DEBT

          Under a revolving credit facility entered into December, 1994, the Company can borrow up to $7,500,000 through June 30, 1998. Interest is payable monthly on the unpaid principal balance of borrowings under this facility at the bank's prime rate plus 1/2%. The Company has agreed to pay a fee of 1/8% per annum on the unused portion of the commitment. In October 1997, the Company obtained an unsecured increase and extension of the existing revolving credit facility under which the Company can borrow up to $10,000,000 through June 30, 2002. As of October 24, 1997, the Company had available credit of $9,000,000 under the revolving credit facility.

          On March 8, 1996, the loan agreement was amended and the Company refinanced $4,500,000 of the then existing revolving credit facility with a new five year term loan. The term loan is payable in 19 quarterly principal installments of $140,000 beginning April 1, 1996 and the remaining principal balance is due on January 1, 2001. Interest is payable monthly on the unpaid principal balance of this term loan at the bank's prime rate plus 1/2%.

NOTE 3:   EARNINGS PER COMMON SHARE

          Earnings per share of common stock for the thirteen and the twenty-six weeks ended September 27, 1997 were computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period presented. 237,000 common equivalent shares were included in the weighted average number of shares for the thirteen and thirty-nine weeks ended September 27, 1997. The common stock equivalent shares result from shares issuable upon the exercise of options under the treasury stock method. Common stock equivalent shares were anti-dilutive for the thirteen and thirty-nine weeks ended September 28, 1996 and were excluded from the loss per common share calculation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Thirteen weeks ended September 27, 1997 vs. thirteen weeks ended September 28, 1996.

Total revenue for the thirteen weeks ended September 27, 1997 increased to $15,039,000 from $13,500,000 for the thirteen weeks ended September 28, 1996. Prepackaged frozen dessert sales increased to $12,091,000 for the thirteen weeks ended September 27, 1997 from $9,999,000 for the thirteen weeks ended September 28, 1996. Pre-packaged frozen dessert sales for the thirteen weeks ended September 27, 1997 improved as a result of significant increases in product authorizations and sales in retail outlets of new Tropicana frozen dessert novelties. The reduction in bulk frozen dessert sales resulted primarily from discontinuance of the test program with Denny's, in part due to the low profit attributable to this business. The decrease in revenue from store operations was due to lost revenues attributable to three unprofitable stores previously operated by the company, two of which were sold to franchisees and one of which was leased to a third-party, offset by the opening of a Schrafft's New York ice cream shop in January 1997 in Las Vegas, Nevada as a joint venture.

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirteen weeks ended September 27, 1997 and September 28, 1996, respectively.


                                                Thirteen Weeks Ended
--------------------------------------------------------------------------------

                                       September 27,             September 28,
                                           1997                      1996

Prepackaged Frozen Dessert Sales        $12,091,000               $9,999,000

Bulk Frozen Dessert Sales                 1,413,000                1,520,000

Other Sales                                 249,000                  365,000
--------------------------------------------------------------------------------

Total Sales                             $13,753,000              $11,884,000
--------------------------------------------------------------------------------

The Company's sales of bulk and prepackaged frozen desserts comprised 90% of the total revenues for the thirteen weeks ended September 27, 1997 as compared to 85% of the total revenues for the thirteen weeks ended September 28, 1996.

The gross profit percentage increased to 49.6% for the thirteen weeks ended September 27, 1997 as compared to 40.5% for the thirteen weeks ended September 28, 1996. The gross profit improvement is primarily due to sales of newly introduced Tropicana frozen dessert novelties which have higher gross margins than the Company's other products.

Selling, general and administrative expenses decreased to $5,961,000 for the thirteen weeks ended September 27, 1997 as compared to $6,580,000 for the thirteen weeks ended September 28, 1996. The decrease is primarily attributable to the decrease in product introductory expenses incurred in the thirteen weeks ended September 27, 1997 versus the thirteen weeks ended September 28, 1996, partially offset by an increase in sales promotion allowances.

The net income for the thirteen weeks ended September 27, 1997 was $1,275,000 as compared to net loss of $(942,000) for the thirteen weeks ended September 28, 1996. The improvement in results of operations for the thirteen weeks ended September 28, 1997 is attributable to the increase in gross profit dollars as a result of higher product sales and higher gross profit margins as compared to the same period in 1996, improved store operating results, and a decrease in product introductory expenses partially offset by an increase in sales promotion allowances.

Thirty-nine weeks ended September 27, 1997 vs. thirty-nine weeks ended September 28, 1996.

Total revenue for the thirty-nine weeks ended September 27, 1997 increased to $39,841,000 from $38,587,000 for the thirty-nine weeks ended September 28, 1996. Prepackaged frozen dessert sales increased to $30,499,000 for the thirty-nine weeks ended September 27, 1997 from $28,269,000 for the thirty-nine weeks ended September 28, 1996. Prepackaged frozen dessert sales for the thirty-nine weeks ended September 27, 1997 were affected by significant increases in product authorizations and sales in retail outlets of new Tropicana frozen dessert novelties, offset by cooler than normal weather during the thirteen week period ended June 29, 1997. The reduction in bulk frozen dessert sales resulted primarily from cooler than normal weather during the thirteen week period ended June 28, 1997 and discontinuance of the test program with Denny's, in part due to the low profit attributable to this business. The increase in revenue from store operations of $260,000 was due to the opening of a Schrafft's New York ice cream shop in January 1997 in Las Vegas, Nevada, as a joint venture, partially offset by lost revenues attributable to two unprofitable stores previously operated by the Company which were sold during the quarter ended June 28, 1997, and to Jerry Tucci's Brick Oven Pizzeria, an unprofitable Company-owned Italian restaurant opened in March 1996 (and subsequently leased to a third party in April 1997).

The following table sets forth the sales of prepackaged frozen desserts, bulk frozen dessert sales to franchised and licensed stores, and other sales for the thirty-nine weeks ended September 27, 1997 and September 28, 1996, respectively.


                                               Thirty-nine Weeks Ended
-------------------------------------------------------------------------------
                                      September 27, 1997      September 28, 1996

Prepackaged Frozen Dessert Sales         $30,499,000             $28,269,000

Bulk Frozen Dessert Sales                  3,719,000               4,616,000

Other Sales                                  976,000               1,054,000
-------------------------------------------------------------------------------
Total Sales                              $35,194,000             $33,939,000
-------------------------------------------------------------------------------

The company's sales of bulk and prepackaged frozen desserts compromised 86% of the total revenues for the thirty-nine weeks ended September 27, 1997 as compared to 85% of the total revenues for the thirty-nine weeks ended September 28, 1996.

The gross profit percentage increased to 48.4% for the thirty-nine weeks ended September 27, 1997 as compared to 43.8% for the thirty-nine weeks ended
September 28, 1996. The gross profit improvement is primarily due to new Tropicana frozen dessert novelties introduced during the second quarter of 1997 with higher gross margins.

Selling, general and administrative expenses decreased to $15,524,000 for the thirty-nine weeks ended September 27, 1997 as compared to $16,534,000 for the thirty-nine weeks ended September 28, 1996. The decrease is primarily attributable to lower product introductory expenses incurred in the thirty-nine weeks ended September 27, 1997 versus such expenses for the thirty-nine weeks ended September 28, 1996, partially offset by higher sales promotion allowances.

The net income for the thirty-nine weeks ended September 27, 1997 was $2,498,000 as compared to net loss of ($471,000) for the thirty-nine weeks ended September 28, 1996. The improvement in results of operations for the thirty-nine weeks ended September 27, 1997 is primarily attributable to the increase in gross profit dollars as a result of higher product sales and higher gross profit margins as compared to the same period in 1996, improved store operating results, and a decrease in product introductory expenses partially offset by increased sales promotion allowances.

Liquidity and Capital Resources

Net cash provided by operations was $4,193,000 for the thirty-nine weeks ended September 27, 1997 as compared to net cash used in operations of $(4,627,000)
for the thirty-nine weeks ended September 28, 1996. The increase in cash provided by operations resulted mainly from the results of operations and the changes in operating assets and liabilities.

Working capital on September 27, 1997 was $2,897,000. The Company believes this working capital and the funds available from its credit line will be sufficient to meet its cash and working capital requirements for its established operations for the current year. At October 24, 1997 the Company had $9,000,000 available from its credit line as discussed in Note 2 to the condensed consolidated financial statements.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The statements which are not historical facts contained in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including, but not limited to, risks associated with the Company's future growth and profitability and the effects of general economic conditions.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the registrant during the thirteen weeks ended September 27, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: Novewmber 10, 1997               INTEGRATED BRANDS INC.




                                       By: /s/
                                           -------------------------------
                                           Gary P. Stevens, President